Form 10QSB
period 1995-06-30
ANGELES INCOME PROPERTIES LTD II
filed 1995-08-11
CIK 711642

             FORM 10-QSB.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                          Quarterly or Transitional Report

                     (As last amended by 34-32231, eff. 6/3/93.)

                       U.S. Securities and Exchange Commission
                               Washington, D.C.  20549


                                     Form 10-QSB

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarterly period ended June 30, 1995


      [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT

                    For the transition period.........to.........

                           Commission file number 0-11767


                         ANGELES INCOME PROPERTIES, LTD. II
          (Exact name of small business issuer as specified in its charter)


               California                                      95-3793526
      (State or other jurisdiction of                         (IRS Employer
      incorporation or organization)                       Identification No.)

      One Insignia Financial Plaza, P.O. Box 1089
         Greenville, South Carolina                               29602
      (Address of principal executive offices)                  (Zip Code)


                      Issuer's telephone number (803) 239-1000



      Check whether the issuer (1) filed all reports required to be filed by
      Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                        PART I - FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS

      a)                 ANGELES INCOME PROPERTIES, LTD. II

                                    BALANCE SHEET
                                     (Unaudited)

                                    June 30, 1995

       Assets
            Cash:

                  Unrestricted                                           $ 1,452,355

                  Restricted--tenant security deposits                       251,712
            Accounts receivable (net of allowance for
                  doubtful accounts of $29,663)                               17,279

            Escrows for taxes                                                235,292

            Restricted escrows                                               384,093

            Other assets                                                     507,106
            Investment in joint venture                                       50,722

            Investment properties:

                  Land                                    $  2,197,403

                  Buildings and related personal
                        property                            32,058,901
                                                            34,256,304

                  Less accumulated depreciation            (20,416,875)   13,839,429

                                                                         $16,737,988

            Liabilities and Partners' Deficit

            Liabilities

                  Accounts payable                                       $    82,495

                  Tenant security deposits                                   253,957

                  Accrued taxes                                              134,902
                  Other liabilities                                          288,564

                  Mortgage notes payable                                  16,852,959


            Partners' Deficit
                  General partner                         $   (447,058)

                  Limited partners (99,852 units
                        issued and outstanding)               (427,831)     (874,889)
                                                                         $16,737,988

                   See Accompanying Notes to Financial Statements

      b)                 ANGELES INCOME PROPERTIES, LTD. II

                               STATEMENTS OF OPERATIONS
                                     (Unaudited)


                                         Three Months Ended           Six Months Ended
                                               June 30,                   June 30,
                                         1995         1994            1995        1994

       Revenues:
            Rental income             $1,552,245     $1,814,979    $3,454,447   $ 3,681,270

            Other income                  73,037        101,443       142,694       192,390

                  Total revenue        1,625,282      1,916,422     3,597,141     3,873,660
       Expenses:

            Operating                    391,812        547,070       896,047     1,083,125

            Administrative                94,203        175,054       173,692       327,052

            Property management
             fees                         76,119         90,506       167,845       176,750
            Maintenance                  215,026        244,705       355,951       541,996

            Depreciation                 423,535        587,757       995,300     1,170,128

            Amortization                   4,921         18,763        16,910        35,751

            Interest                     402,080        592,225       979,753     1,212,312
            Property taxes               154,222        161,378       279,363       295,364

            Tenant reimbursements        (10,791)       (23,152)      (20,963)      (27,838)

                  Total expenses       1,751,127      2,394,306     3,843,898     4,814,640

       Equity in loss of joint
            venture                        2,286         18,612       (16,505)        2,593
       Gain on foreclosure                13,777             --     1,950,057            --

       Loss on disposal of property         (502)            --       (40,328)       (9,168)

            Net income (loss)         $ (110,284)    $ (459,272)   $1,646,467   $  (947,555)

       Net loss allocated to
            general partners (1%)     $   (1,103)    $   (4,593)   $   16,465   $    (9,476)
       Net loss allocated to
            limited partners (99%)      (109,181)      (454,679)    1,630,002      (938,079)

            Net loss                  $ (110,284)    $ (459,272)   $1,646,467   $  (947,555)

       Net loss per limited
            partnership unit          $    (1.09)    $    (4.55)   $    16.32   $     (9.38)

                   See Accompanying Notes to Financial Statements

      c)                 ANGELES INCOME PROPERTIES, LTD, II

                      STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                    (Unaudited)




                                         Limited
                                       Partnership   General        Limited
                                          Units      Partners      Partners          Total


       Original capital
         contributions                   100,000    $   1,000    $ 50,000,000     $50,001,000

       Partners' deficit at
         December 31, 1994                99,852    $(463,523)   $ (2,057,833)    $(2,521,356)

       Net income for the six
         months ended June 30, 1995          --        16,465       1,630,002       1,646,467

       Partners' deficit at
         June 30, 1995                    99,852    $(447,058)   $   (427,831)    $  (874,889)

             See Accompanying Notes to Consolidated Financial Statements

      d)                 ANGELES INCOME PROPERTIES, LTD. II

                               STATEMENT OF CASH FLOWS
                                     (Unaudited)



                                                             Six Months Ended
                                                                  June 30,
                                                              1995          1994

       Cash flows from operating activities:
          Net income (loss)                               $ 1,646,467   $ (947,555)

          Adjustments to reconcile net income (loss) to net cash provided by operating activities:

             Depreciation                                     995,300     1,170,128
             Amortization of discounts, loan costs and
              lease commissions                                71,001       92,007

             Equity in (loss) income of joint venture          16,505       (2,593)

             Gain on foreclosure of investment property    (1,950,057)          --

             Loss on disposal of asset                         40,328        9,168
          Change in accounts:

             Restricted cash                                    4,601      (10,199)

             Accounts receivable                                  (58)      30,893

             Escrows for taxes                                (99,368)     (88,339)
             Other assets                                      20,317      (34,581)

             Accounts payable                                (140,437)     (18,799)

             Tenant security deposit liabilities               10,216        8,533

             Accrued taxes                                     51,416       60,763
             Other liabilities                                141,153       47,267

                  Net cash provided by
                      operating activities                    807,384      316,693

       Cash flows from investing activities:

          Property improvements and replacements             (290,107)    (316,735)
          Insurance proceeds                                   18,550           --

          Deposits to restricted escrows                      (48,946)     (23,870)

          Receipts from restricted escrows                     30,245       96,634

                  Net cash used in
                      investing activities                   (290,258)    (243,971)

                   See Accompanying Notes to Financial Statements

                         ANGELES INCOME PROPERTIES, LTD. II

                                     (Unaudited)


                                                              Six Months Ended
                                                                    June 30,
                                                             1995           1994

       Cash flows from financing activities:
          Payments on mortgage notes payable             $  (128,220)    $ (154,478)

       Net increase (decrease) in cash balance               388,906        (81,756)

       Cash at beginning of period                         1,063,449        845,033
       Cash at end of period                             $ 1,452,355     $  763,277

       Supplemental disclosure of cash
          flow information:

          Cash paid for interest                         $   751,975     $1,135,193


                   See Accompanying Notes to Financial Statements

                         ANGELES INCOME PROPERTIES, LTD. II

                   SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
                                     (Unaudited)

      Foreclosures

         On March 20, 1995, the Partnership negotiated a Deed in Lieu of Foreclosure for Executive Plaza Office Park, located in Huntsville, Alabama. The property was lost to the wrap note holder. The Managing General Partner believes that the Deed in Lieu of Foreclosure was in the best interest of the Partnership.

         In connection with the foreclosure of Executive Plaza Office Park on March 20, 1995, the following accounts were adjusted by the following non-cash amounts:


                   Accounts receivable                     $   (101,035)
                   Investment properties                     (4,481,841)

                   Other assets                                 (88,775)

                   Taxes                                        144,629
                   Tenant security deposits                      39,919

                   Mortgage                                   5,987,086

                   Other liabilities                            509,904

      e)                 ANGELES INCOME PROPERTIES, LTD. II

                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)

      Note A - Basis of Presentation

                The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1994.

                Certain reclassifications have been made to the 1994 information to conform to the 1995 presentation.

      Note B - Transactions with Affiliated Parties

                The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid or accrued to the Managing General Partner and affiliates for the six months ended June 30, 1995 and 1994:


                                                      1995        1994

              Property management fees               $167,845    $176,750

              Marketing services                        4,613         919
              Reimbursement for services of
              affiliates                              134,685     267,936


         The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner, who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

               Angeles Mortgage Investment Trust, ("AMIT"), a lending trust sponsored by an affiliate of the Managing General Partner, has provided financing to the Joint Venture secured by it's investment property in the amount of $1,320,419 (see Part II, Item 1. Legal Proceedings). This debt was in default at June 30, 1995 and remains in default at present.

               MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT. The Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 33% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the Shares held by MAE GP would approximate 1% of the vote).  Between the date of acquisition of these shares (November 24,
      1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT. However, MAE GP may choose to vote these shares as it deems appropriate in the future.

               As part of a settlement of certain disputes with AMIT, MAE GP granted to AMIT an option to acquire the Class B Shares. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships affiliated with MAE GP as of November 9, 1994, (which is the date of execution of a definitive Settlement Agreement) have been paid in full, but in no event prior to November 9, 1997. AMIT delivered to MAE GP cash in the sum of $250,000 at closing, which occurred April 14, 1995, as payment for the option. Upon exercise of the option, AMIT would remit to MAE GP an additional $94,000.

               Simultaneously with the execution of the option, MAE GP executed an irrevocable proxy in favor of AMIT, the result of which is MAE GP will be able to vote the Class B Shares on all matters except those involving transactions between AMIT and MAE GP affiliated borrowers or the election of any MAE GP affiliate as an officer or trustee of AMIT. On those matters, MAE GP granted to the AMIT trustees, in their capacity as trustees of AMIT, proxies with regard to the Class B Shares instructing such trustees to vote said Class B Shares in accordance with the vote of the majority of the Class A Shares voting to be determined without consideration of the votes of "Excess Class A Shares" as defined in Section 6.13 of the Declaration of Trust of AMIT.

      Note C - Investment in Joint Venture

            The Partnership owns a 14.4% interest in Princeton Meadows Golf Course Joint Venture ("Joint Venture"). The Partnership accounts for the Joint Venture on the equity method.

            Condensed balance sheet information of the Joint Venture at June 30, 1995, is as follows:


              Assets

              Cash                                              $  215,177
              Deferred charges and other assets                    136,312

              Investment properties, net                         1,903,381

                  Total                                         $2,254,870

              Liabilities and Partners' Capital
              Notes payable to AMIT, in default                 $1,320,419

              Other liabilities                                    585,478

              Partners' capital                                    348,973

                                                                $2,254,870

         The condensed statements of operations of the Joint Venture are summarized as follows:


                                       Three Months Ended          Six Months Ended
                                             June 30,                   June 30,
                                       1995          1994         1995         1994

       Revenue                      $ 379,075      $ 441,581   $ 483,728      $ 545,935

       Costs and expenses            (363,196)      (312,331)   (598,344)      (527,927)

          Net (loss) income         $  15,879      $ 129,250   $(114,616)     $  18,008

         The Princeton Meadows Golf Course property had an underground fuel storage tank that was removed in 1992. This fuel storage tank caused contamination to the area. Reports were filed with the proper authorities, however, no directives have been given as to corrective action. The Managing General Partner can not define the extent of the contamination without further testing. Based on discussions with environmental engineers, this is a low priority site with the New Jersey Department of Environmental Protection and any remediation costs are expected to be immaterial. The Joint Venture is currently under negotiations to sell the Princeton Meadows Golf Course.

      Note D - Gain on Foreclosure of Investment Property

            On March 20, 1995, the Partnership negotiated a Deed in Lieu of Foreclosure for Executive Plaza Office Park located in Huntsville, Alabama and as a result, the property was transferred to the wrap note holder. The Managing General Partner believes the Deed In Lieu of Foreclosure was in the best interest of the Partnership. The Partnership realized a gain of $1,950,057 on this transaction.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

      Results of Operations

            The Partnership's investment properties consist of three apartment complexes and one commercial property. The following table sets forth the average occupancy of the properties for the quarters ended June 30, 1995, and June 30, 1994:


                                                              Average
                                                             Occupancy

       Property                                          1995        1994

       Atlanta Crossing Shopping Center
          Montgomery, Alabama                            89%          83%
       Deer Creek Apartments
          Plainsboro, New Jersey                         95%          92%

       Georgetown Apartments
          South Bend, Indiana                            98%          99%

       Landmark Apartments
          Raleigh, North Carolina                        96%          94%


         The Partnership's net income for the six months ended June 30, 1995, was $1,646,467 versus a net loss of $947,555 for the six months ended June 30, 1994. The Partnership generated a net loss for the three months ended June 30, 1995, of $110,284 as compared to a net loss of $459,272 for the same period in 1994. The increase in net income for the six month period ended June 30, 1995, is due primarily to the gain on foreclosure of Executive Plaza Office Park, on March 20, 1995, (see discussion below).

         Total revenues decreased for the three and six month periods ended June 30, 1995, as compared to the three and six month periods ended June 30, 1994, due to the lost rents related to the foreclosure of Executive Plaza. This decrease in rents was partially offset by increases in rental revenue from Deer Creek and Landmark Apartments due to increases in occupancy. Landmark Apartments also increased rental rates in 1995. Overall expenses decreased for the three and six month periods ended June 30, 1994, due primarily to the foreclosure of Executive Plaza. The decrease in operating expense can also be attributed to reduced land lease expense at Atlanta Crossing and decreased salaries and utilities at Deer Creek Apartments. Maintenance expense decreased due to reduced snow removal as a result of milder weather conditions at the Deer Creek apartments and lower trash removal costs at Landmark Apartments. Administrative expenses decreased due to a decrease in reimbursements for partnership administration costs.

         The Partnership has a 14.4% investment in the Princeton Meadows Golf Course Joint Venture. For the three and six months ended June 30, 1995, the Partnership realized equity in income and equity in loss of the Joint Venture of $2,286 and $16,505 respectively, as compared to an equity in income of the Joint Venture of $18,612 and $2,593 for the three and six months ended June 30, 1994, respectively. (See Note C - Investment in Joint Venture). The loss for the six months ended June 30, 1995, can be attributed to bad debt expense recorded during the year due to reserving uncollectible receivables. In addition, the Joint Venture has experienced a decrease in association dues from 1994 to 1995.

         For the six month period ended June 30, 1995, the Partnership recognized a loss on disposal of property of $40,328. This loss is made up of the write off of the net book value of roofs replaced at Georgetown Apartments in the amount of $47,715 and a gain of $7,388 on Deer Creek for a unit destroyed by fire damage which was covered by insurance. During the six months ended June 30, 1994, the Partnership realized a loss on disposal of assets of $9,168 due to the write off of the net book value of roofs for a section of Atlanta Crossing that was re-roofed.

         On March 20, 1995, the Partnership negotiated a Deed in Lieu of Foreclosure for Executive Plaza Office Park located in Huntsville, Alabama and as a result the property was transferred to the wrap note holder. The Managing General Partner believes the Deed In Lieu of Foreclosure was in the best interest of the Partnership. The Partnership realized a gain of $1,950,057 on this transaction for the six months ended June 30, 1995.

         As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

         At June 30, 1995, the Partnership had unrestricted cash of $1,452,355 compared to $763,277 at June 30, 1994. Net cash provided by operating activities increased primarily as a result of the increase in net income for the period ended June 30, 1995, as compared to June 30, 1994, and
      the increase in other liabilities.   Net cash used in investing
      activities increased as a result of increased deposits to restricted escrows and decreased receipts from restricted escrows. Net cash used in financing activities decreased due to decreased principal payments on long-term debt primarily related to the foreclosure of Executive Plaza.

         The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves.

                             PART II - OTHER INFORMATION


      ITEM 1.  LEGAL PROCEEDINGS

            AMIT made a loan to the Joint Venture on a non-recourse basis in September 1991, in the amount of $1,280,000 secured by the Joint Venture's real property known as Princeton Meadows Golf Course. Due to default interest and late fees that are delinquent and have been added to the principal balance, the current balance of this indebtedness is $1,320,419. AMIT now asserts that the loan is recourse by virtue of a certain amendment purportedly entered into as of November 1, 1992, but which the Partnership and the Joint Venture have been informed and believe were actually executed in December of 1992. The Partnership and the Joint Venture have been further informed and believe that the amendment may have been executed at the direction of Angeles Corporation ("Angeles") by an individual in his purported capacity as an officer of the Managing General Partner of the Partnership and the Joint Venture at a time when such person was not in fact an officer of such entities. In the event AMIT prevails in its assertion that the loan is recourse, rather than a non-recourse loan, the Partnership and the Joint Venture may have a claim against Angeles for any damages caused by Angeles' conduct in purporting to enter into the amendment. Accordingly, the Partnership and the Joint Venture have filed Proofs of Claim in the Angeles bankruptcy proceeding with respect to such purported amendment. Additionally, the Partnership filed a Proof of Claim in the Angeles Funding Corporation and Angeles Real Estate Corporation bankruptcy proceedings on similar grounds. Both Angeles Funding Corporation and Angeles Real Estate Corporation are affiliates of Angeles. While a plan of reorganization in the Angeles bankruptcy case was confirmed in March 1995, Angeles reserved the right to object to certain claims. Angeles has in fact indicated that it will object to the above described claim. The pursuit of this claim would be expensive and the outcome uncertain. In considering all of its options, the Partnership decided that the costs of pursuing this claim are not warranted in light of all of the relevant facts and circumstances. The Partnership has been in and continues to have discussions with AMIT regarding resolution of this issue. No agreement has been reached with AMIT at this time.

            MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT. The Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 33% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1% of the vote).  Between the date of acquisition of these shares (November 24,
      1992) and March 31, 1995, MAE GP has declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT. However, MAE GP may choose to vote these shares as it deems appropriate in the future.

            As part of a settlement of certain disputes with AMIT, MAE GP granted to AMIT an option to acquire the Class B Shares. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships affiliated with MAE GP as of November 9, 1994, (which is the date of execution of a definitive Settlement Agreement) have been paid in full, but in no event prior to November 9, 1997. AMIT delivered to MAE GP cash in the sum of $250,000 at closing, which occurred April 14, 1995, as payment for the option. Upon exercise of the option, AMIT would remit to MAE GP an additional $94,000.

            Simultaneously with the execution of the option, MAE GP executed an irrevocable proxy in favor of AMIT the result of which is MAE GP will be able to vote the Class B Shares on all matters except those involving transactions between AMIT and MAE GP affiliated borrowers or the election of any MAE GP affiliate as an officer or trustee of AMIT. On those matters, MAE GP granted to the AMIT trustees, in their capacity as trustees of AMIT, proxies with regard to the Class B Shares instructing such trustees to vote said Class B Shares in accordance with the vote of the majority of the Class A Shares voting to be determined without consideration of the votes of "Excess Class A Shares" as defined in
      Section 6.13 of the Declaration of Trust of AMIT.

            Also, Angeles, either directly or through an affiliate, maintained a central disbursement account (the "Account") for the properties and partnerships managed by Angeles and its affiliates, including the Registrant. Angeles caused the Partnership to make deposits to the Account ostensibly to fund the payment of certain obligations of the Partnership. Angeles further caused checks on such Account to be written to or on behalf of certain other partnerships. At least $63,412 deposited by or on behalf of the Partnership was used for purposes other than satisfying the liabilities of the Partnership. Accordingly, the Partnership has filed a Proof of Claim in the Angeles bankruptcy proceedings for such amount. However, subsequently the Managing General Partner of the Partnership has determined that the cost involved to pursue such claim would likely exceed any amount received, if in fact such claim were to be resolved in favor of the Partnership. Therefore, the Partnership anticipates that it will not pursue its Proof of Claim.

            Except as mentioned above, the Partnership is not involved in any legal proceedings other than those arising in the normal course of business. The Managing General Partner believes that any losses experienced as a result of such proceedings will not have a material adverse effect upon the Partnership's operations.


      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              a)  Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.







              b)  Reports on Form 8-K:

                  None.

                                     SIGNATURES


            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           ANGELES INCOME PROPERTIES, LTD. II

                           By:   Angeles Realty Corporation II
                                 Managing General Partner



                           By:
                                 Carroll D. Vinson
                                 President




                           By:
                                 Robert D. Long, Jr.
                                 Controller and Principal Accounting Officer




                           Date: August 10, 1995

                                     SIGNATURES


            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           ANGELES INCOME PROPERTIES, LTD. II


                           By:   Angeles Realty Corporation II
                                 Managing General Partner



                           By:   /s/Carroll D. Vinson
                                 Carroll D. Vinson
                                 President



                           By:   /s/Robert D. Long, Jr.
                                 Robert D. Long, Jr.
                                 Controller and Principal Accounting Officer


                           Date: August 10, 1995