Form 10QSB
period 1995-09-30
ANGELES INCOME PROPERTIES LTD II
filed 1995-11-14
CIK 711642

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


                For the quarterly period ended September 30, 1995


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

ITEM 1.  FINANCIAL STATEMENTS

a)                     ANGELES INCOME PROPERTIES, LTD. II

                                  BALANCE SHEET
                                   (Unaudited)


                               September 30, 1995
 Assets
      Cash:
            Unrestricted                                           $ 1,602,018
            Restricted--tenant security deposits                       245,227
      Accounts receivable (net of allowance for                         97,096
            doubtful accounts of $17,056)
      Escrows for taxes                                                166,571
      Restricted escrows                                               399,343
      Other assets                                                     538,076
      Investment in joint venture                                       64,603
      Investment properties:
            Land                                    $  2,197,403
            Buildings and related personal
                  property                            32,215,238
                                                      34,412,641
            Less accumulated depreciation            (20,848,093)   13,564,548
                                                                   $16,677,482
      Liabilities and Partners' Deficit
      Liabilities
            Accounts payable                                       $   156,888
            Tenant security deposits                                   252,965
            Accrued taxes                                              175,164
            Other liabilities                                          284,393
            Mortgage notes payable                                  16,788,689

      Partners' Deficit
            General partner                         $   (448,116)
            Limited partners (99,852 units
                  issued and outstanding)               (532,501)     (980,617)
                                                                   $16,677,482

[FN]

                 See Accompanying Notes to Financial Statements

b)                     ANGELES INCOME PROPERTIES, LTD. II

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                    Three Months Ended          Nine Months Ended
                                      September 30,               September 30,
                                   1995           1994          1995          1994

 Revenues:
      Rental income             $1,602,750     $1,903,861   $5,057,197    $ 5,593,727
      Other income                  75,410         98,856      218,104        291,246
            Total revenue        1,678,160      2,002,717    5,275,301      5,884,973
 Expenses:
      Operating                    395,829        550,259    1,291,876      1,633,384
      Administrative                75,919         77,998      249,611        405,050
      Property management fees      79,007         81,587      246,852        258,337
      Maintenance                  266,171        309,883      622,122        851,879
      Depreciation                 431,218        593,444    1,426,518      1,763,572
      Amortization                   4,784         11,312       21,694         47,063
      Interest                     400,071        601,634    1,379,824      1,813,946
      Property taxes               191,922        161,781      471,285        457,145
      Tenant reimbursements        (47,151)       (40,371)     (68,114)       (59,613)
            Total expenses       1,797,770      2,347,527    5,641,668      7,170,763

 Equity in income (loss) of
      joint venture                 13,882          8,546       (2,623)        11,139
 Gain on transfer of
      property in foreclosure           --             --    1,385,286             --
 Loss on disposal of property           --             --      (40,328)        (9,168)
 (Loss) income before
      extraordinary item          (105,728)      (336,264)     975,968     (1,283,819)
 Extraordinary gain on
      extinguishment of debt            --             --      564,771             --
            Net (loss) income   $ (105,728)    $ (336,264)  $1,540,739    $(1,283,819)
 Net (loss) income allocated
      to general partners (1%)  $   (1,057)    $   (3,363)  $   15,407    $   (12,838)
 Net (loss) income allocated
      to limited partners (99%)   (104,671)      (332,901)   1,525,332     (1,270,981)
            Net (loss) income   $ (105,728)    $ (336,264)  $1,540,739    $(1,283,819)
 Per limited partnership
      unit:
 (Loss) income before
      extraordinary item        $    (1.05)    $    (3.33)  $     9.68    $    (12.71)
 Extraordinary gain on
      extinguishment of debt             --            --         5.60             --
            Net (loss) income   $    (1.05)    $    (3.33)  $    15.28    $    (12.71)

[FN]

                 See Accompanying Notes to Financial Statements

c)                     ANGELES INCOME PROPERTIES, LTD, II

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)


                                    Limited
                                  Partnership    General       Limited
                                     Units      Partners       Partners        Total

Original capital contributions     100,000     $   1,000    $ 50,000,000    $50,001,000
Partners' deficit at
  December 31, 1994                 99,852     $(463,523)   $ (2,057,833)   $(2,521,356)
Net income for the nine months
  ended September 30, 1995             --         15,407       1,525,332      1,540,739
Partners' deficit at
  September 30, 1995                99,852     $(448,116)   $   (532,501)   $  (980,617)

[FN]
           See Accompanying Notes to Consolidated Financial Statements

d)                     ANGELES INCOME PROPERTIES, LTD. II

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                            Nine Months Ended
                                                              September 30,
                                                            1995          1994
 Cash flows from operating activities:
    Net income (loss)                                   $ 1,540,739  $(1,283,819)
    Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
       Depreciation                                       1,426,518    1,763,572
       Amortization of discounts, loan costs and lease
        commissions                                         102,459      130,108
       Equity in loss (income) of joint venture               2,623      (11,139)
       Gain on transfer of property in foreclosure       (1,385,286)          --
       Loss on disposal of property                          40,328        9,168
    Extraordinary gain on extinguishment of debt           (564,771)          --
    Change in accounts:
       Restricted cash                                       11,086      (10,711)
       Accounts receivable                                  (79,875)      24,221
       Escrows for taxes                                    (30,647)     (48,508)
       Other assets                                         (39,856)    (195,554)
       Accounts payable                                     (66,043)      86,191
       Tenant security deposit liabilities                    9,224       14,222
       Accrued taxes                                         91,679      137,816
       Other liabilities                                    136,982      (20,793)
            Net cash provided by operating activities     1,195,160      594,774

 Cash flows from investing activities:
    Property improvements and replacements                 (446,444)    (393,883)
    Insurance proceeds                                       18,550           --
    Deposits to restricted escrows                          (64,196)     (50,231)
    Receipts from restricted escrows                         30,245      199,610
            Net cash used in investing activities          (461,845)    (244,504)

 Cash flows from financing activities:
    Loan costs                                                   --      (36,776)
    Payments on mortgage notes payable                     (194,746)    (232,335)
            Net cash used in financing activities          (194,746)    (269,111)

 Net increase in cash balances                              538,569       81,159
 Cash at beginning of period                              1,063,449      845,033
 Cash at end of period                                  $ 1,602,018   $  926,192
 Supplemental disclosure of cash flow information:
    Cash paid for interest                              $ 1,125,371   $1,702,171

[FN]

                 See Accompanying Notes to Financial Statements

                       ANGELES INCOME PROPERTIES, LTD. II

                 SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
                                   (Unaudited)

Foreclosure

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

e)                     ANGELES INCOME PROPERTIES, LTD. II

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1994.

    Certain reclassifications have been made to the 1994 information to conform to the 1995 presentation.

Note B - Transactions with Affiliated Parties

    The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid or accrued to the Managing General Partner and affiliates for the nine months ended September 30, 1995 and 1994:


                                                        1995       1994

        Property management fees                     $246,852    $258,337
        Marketing services                              4,719         979
        Reimbursement for services of affiliates      189,102     330,046

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

Note B - Transactions with Affiliated Parties - (continued)

      Angeles Mortgage Investment Trust, ("AMIT"), a real estate investment trust, has provided financing in the amount of $1,320,419 to the Joint Venture secured by its investment property (see Part II, Item 1. Legal Proceedings). This debt was in default at September 30, 1995, and remains in default at present.

      MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT. The Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the Shares held by MAE GP would approximate 1% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT.

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

   Condensed balance sheet information of the Joint Venture at September 30, 1995, is as follows:


        Assets
        Cash                                               $ 276,240
        Deferred charges and other assets                    123,988
        Investment properties, net                         1,898,912
            Total                                         $2,299,140

        Liabilities and Partners' Capital
        Notes payable to AMIT, in default                 $1,320,419
        Other liabilities                                    533,382
        Partners' capital                                    445,339
            Total                                         $2,299,140


   The condensed statements of operations of the Joint Venture are summarized as follows:

                             Three Months Ended           Nine Months Ended
                                September 30,               September 30,

                             1995           1994        1995           1994

 Revenue                  $ 501,362     $ 429,594   $   985,090    $ 975,529
 Costs and expenses        (404,963)     (370,247)   (1,003,307)    (898,174)
    Net income (loss)     $  96,399     $  59,347   $   (18,217)   $  77,355

   The Princeton Meadows Golf Course property had an underground fuel storage tank that was removed in 1992. This fuel storage tank caused contamination to the area. Reports were filed with the proper authorities. Subsequent to September 30, 1995, the State of New Jersey Department of Environmental Protection issued a corrective actions letter to the Joint Venture. Based on discussions with environmental engineers and others, the Managing General Partner expects the remediation costs to be immaterial to the Partnership.


Note D - Gain on Foreclosure of Investment Property

   On March 20, 1995, the Partnership negotiated a Deed in Lieu of Foreclosure for Executive Plaza Office Park located in Huntsville, Alabama and, as a result, the property was transferred to the wrap note holder. The Managing General Partner believes the Deed In Lieu of Foreclosure was in the best interest of the Partnership. The Partnership realized a gain of $1,950,057 on this transaction which included a gain on transfer of property in foreclosure of $1,385,286 and an extraordinary gain on extinguishment of debt of $564,771 .

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations

      The   Partnership's  investment  properties   consist  of  three
apartment complexes and  one commercial  property.   The  following table  sets
forth the average occupancy of the properties for the nine months ended September 30, 1995, and September 30, 1994:


                                                       Average
                                                      Occupancy

 Property                                         1995         1994

 Atlanta Crossing Shopping Center
    Montgomery, Alabama                            91%          86%
 Deer Creek Apartments
    Plainsboro, New Jersey                         95%          92%
 Georgetown Apartments
    South Bend, Indiana                            98%          98%
 Landmark Apartments
    Raleigh, North Carolina                        96%          95%

   The Partnership's net income for the nine months ended September 30, 1995, was $1,540,739 versus a net loss of $1,283,819 for the nine
months ended September 30, 1994.   The Partnership generated a net loss  for
the three months ended September 30, 1995, of $105,728 as compared to a net loss of $336,264 for the same period in 1994. The increase in net income for the nine month period ended September 30, 1995, is due primarily to the gain on foreclosure of Executive Plaza Office Park, on March 20, 1995, (see discussion below).

   Total revenues decreased for the three and nine month periods ended September 30, 1995, as compared to the three and nine month periods ended September 30, 1994, due to rental revenue lost from the foreclosure of
Executive Plaza.   This decrease in  revenue was  partially  offset by
increased occupancy  and  rental revenues  at  Landmark,  Deer  Creek  and
Atlanta  Crossing.    Overall expenses decreased for  the three and  nine
month periods ended September 30, 1995, due primarily to the foreclosure of Executive Plaza. Operating expenses decreased at Deer Creek and Atlanta
Crossing,  due to decreased  salary expenses.   Also, higher occupancy  at
Deer Creek  resulted in  the rental of  corporate units and lower  utility
expenses  related  to  those  units.    Administrative  expenses decreased
due to decreased reimbursements for partnership administration costs, lower office supplies expense and professional fees expense.
Maintenance expense decreased due to decreases in snow removal, maintenance supplies, and interior painting expenses.


   The  Partnership has a 14.4%  investment in the  Princeton Meadows Golf
Course Joint  Venture.   For the three and  nine months  ended September 30,
1995, the Partnership realized equity in income and equity in loss of the Joint Venture of $13,882 and $2,623 respectively, as compared to an equity in income of the Joint Venture of $8,546 and $11,139 for the three and nine months ended
 September 30, 1994, respectively. (See Note C - Investment in Joint Venture). The loss for the nine months ended September 30, 1995, can be attributed to bad debt expense recorded during the year due to the
establishment of a reserve for uncollectible receivables.   In  addition, the
Joint Venture has experienced a decrease in association dues from 1994 to 1995.

  For the nine month period ended September 30, 1995, the Partnership recognized a loss on disposal of property of $40,328. This loss resulted from the write off of the net book value of roofs replaced at Georgetown Apartments in the amount of $47,715 and a gain of $7,388 on Deer Creek for a unit destroyed by fire damage which was covered by insurance. During the nine months ended September 30, 1994, the Partnership realized a loss on disposal of assets of $9,168 due to the write off of the net book value of roofs for a section of Atlanta Crossing that was re-roofed.

  On March 20, 1995, the Partnership negotiated a Deed in Lieu of Foreclosure for Executive Plaza Office Park located in Huntsville, Alabama and, as a result, the property was transferred to the wrap note holder. The Managing General Partner believes the Deed In Lieu of Foreclosure was in the best interest of the Partnership. The Partnership realized a gain of $1,950,057 on this transaction for the nine months ended September 30, 1995, which included a gain on transfer of property in foreclosure of $1,385,286 and an extraordinary gain on extinguishment of debt of $564,771.

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

  At September 30, 1995, the Partnership had unrestricted cash of $1,602,018 compared to $926,192 at September 30, 1994. Net cash provided by operating activities increased primarily as a result of the increase in net income for the period ended September 30, 1995, as compared to September 30, 1994, and the increase in other liabilities and the decrease in other assets. Net cash used in investing activities increased as a result of increased deposits to restricted escrows, decreased receipts from restricted escrows and increased fixed asset additions. Net cash used in financing activities decreased due to decreased principal payments on long-term debt primarily related to the foreclosure of Executive Plaza.


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


                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

   AMIT, a real estate investment trust, made a loan to the Joint Venture on a non-recourse basis in September 1991, in the amount of $1,280,000 secured by the Joint Venture's real property known as Princeton Meadows Golf Course. Due to default interest and late fees that are delinquent and have been added to the principal balance, the current balance of this indebtedness is $1,320,419. AMIT asserts that the loan is recourse by virtue of a certain amendment purportedly entered into as of November 1, 1992, but which the Partnership and the Joint Venture have been informed and believe were actually executed in December of 1992. The Partnership and the Joint Venture have been further informed and believe that the amendment was executed at the direction of Angeles Corporation ("Angeles") by an individual in his purported capacity as an officer of the Managing General Partner of the Partnership and the Joint Venture at a time when such person was not in fact an officer of such entities. Accordingly, the Partnership and the Joint Venture filed Proofs of Claim in the Angeles bankruptcy proceeding with respect to such purported amendment. Additionally, the Partnership and the Joint Venture filed a Proof of Claim in the Angeles Funding Corporation and Angeles Real Estate Corporation bankruptcy proceedings on similar grounds. Both Angeles Funding Corporation and Angeles Real Estate Corporation are affiliates of Angeles. Angeles has agreed to cooperate with the Partnership and the Joint Venture in any action commenced by or against them by AMIT asserting that the $1,280,000 obligations owed to AMIT are recourse to the Partnership. Angeles further agreed to waive the attorney-client privilege with respect to any information relating to the Note Modifications. Accordingly, the Partnership and the Joint Venture withdrew their Proofs of Claim on August 9, 1995.

   MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT. The Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT.

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

   Also, Angeles, either directly or through an affiliate, maintained a central disbursement account (the "Account") for the properties and partnerships managed by Angeles and its affiliates, including the Registrant. Angeles caused the Partnership to make deposits to the Account ostensibly to fund the payment of certain obligations of the Partnership. Angeles further caused checks on such Account to be written to or on behalf of certain other partnerships. At least $63,412 deposited by or on behalf of the Partnership was used for purposes other than satisfying the liabilities of the Partnership. Accordingly, the
Partnership filed a Proof  of Claim  in the Angeles  bankruptcy proceedings  for such amount. However, subsequently the Managing General Partner of the Partnership has determined that the cost involved to pursue such claim would likely exceed any amount received, if in fact such claim were to be resolved in favor of the Partnership. Therefore, the Partnership withdrew this claim on August 9, 1995.

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

     b)     Reports on Form 8-K:

            None filed during the quarter ended September 30, 1995.


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


                        Date: November 14, 1995