Form 10KSB
period 1995-12-31
ANGELES INCOME PROPERTIES LTD II
filed 1996-03-11
CIK 711642

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)
X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1995

   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from         to

                         Commission file number 0-11767

                    ANGELES INCOME PROPERTIES, LTD. II

     California                                         95-3793526
(State or other jurisdiction of
incorporation or organization)              (I.R.S. Employer Identification No.)

One Insignia Financial Plaza, P.O. Box 1089
    Greenville, South Carolina                                 29602
(Address of principal executive offices)                     (Zip Code)

                   Issuer's telephone number   (864)  239-1000

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                            Limited Partnership Units

                                (Title of class)

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.X

   State issuer's revenues for its most recent fiscal year.  $6,928,861

   State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days. Market value information for Registrant's Partnership Interests is not available. Should a trading market develop for these Interests, it is the Managing General Partner's belief that such trading would not exceed $25 million.


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None




                                     PART I


Item 1. Description of Business

     Angeles Income Properties, Ltd. II ("the Partnership" or "the Registrant") is a publicly held limited partnership organized under the California Uniform Limited Partnership Act pursuant to the amended Certificate and Agreement of Limited Partnership (hereinafter referred to as "the Agreement") dated March 31, 1983. The Partnership's Managing General Partner is Angeles Realty Corporation II, a California corporation (hereinafter referred to as the "Managing General Partner" or "ARCII").

     The Partnership, through its public offering of Limited Partnership Units, sold 100,000 units aggregating $50,000,000. The General Partner contributed capital in the amount of $1,000 for a 1% interest in the Partnership. The Partnership was formed for the purpose of acquiring fee and other forms of equity interests in various types of real property. The Partnership presently owns four investment properties and owns a general partnership interest in a fifth property.

     The Managing General Partner of the Registrant intends to maximize the operating results and, ultimately, the net realizable value of each of the Registrant's properties in order to achieve the best possible return for the investors. Such results may best be achieved through property sales, refinancings, debt restructurings or relinquishment of the assets. The Registrant intends to evaluate each of its holdings periodically to determine the most appropriate strategy for each of the assets.

     The Partnership has no full time employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. Limited Partners and Non-Managing General Partners have no right to participate in the management or conduct of such business and affairs.

  The business in which the Partnership is engaged is highly competitive, and the Partnership is not a significant factor in its industry. Each investment property is located in or near a major urban area and, accordingly, competes for rentals not only with similar properties in its immediate area but with hundreds of similar properties throughout the urban area. Such competition is primarily on the basis of location, rents, services and amenities. In addition, the Partnership competes with significant numbers of individuals and organizations (including similar partnerships, real estate investment trusts and financial institutions) with respect to the sale of improved real properties, primarily on the basis of the prices and terms of such transactions.

  A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6" of this Form 10-KSB.


Item 2. Description of Properties:

The following table sets forth the Registrant's investments in properties:

                           Date of
 Property                  Purchase        Type of Ownership           Use

 Atlanta Crossing          09/27/83    100% Leasehold Interest    Retail Center
   Shopping Center                                                168,668 s.f.
   Montgomery, AL

 Deer Creek Apartments     09/28/83    Fee ownership subject to   Apartments
   Plainsboro, NJ                      a first mortgage           288 units

 Georgetown Apartments     11/21/83    Fee ownership subject to   Apartments
   South Bend, IN                      a first and second         200 units
                                       mortgage

 Landmark Apartments       12/16/83    Fee ownership subject to   Apartments
   Raleigh, NC                         a first mortgage           292 units

  On March 20, 1995, the Partnership negotiated a Deed in Lieu of Foreclosure for Executive Plaza Office Park located in Huntsville, Alabama and, as a result, the property was transferred to the wrap note holder.

  The Partnership also has a 14.4% interest in the Princeton Meadows Joint Venture. The Partnership entered into a General Partnership Agreement with Angeles Partners XI and Angeles Partners XII, both California partnerships and affiliates of the Managing General Partner, to form the Princeton Meadows Joint Venture ("Joint Venture"). The property owned by the Joint Venture, as of December 31, 1995, is summarized as follows:


 Princeton Meadows         07/26/91    Fee ownership subject      Golf Course
   Golf Course                         to a first mortgage
   Princeton, NJ

The Joint Venture is carried on Angeles Income Properties, Ltd. II balance sheet on the equity method and is included in "Investment in Joint Venture".


Schedule of Properties:



                          Gross
                        Carrying     Accumulated                         Federal
 Property                 Value     Depreciation     Rate     Method    Tax Basis
 Atlanta Crossing
    Shopping Center   $ 5,192,109    $ 3,941,425   5-20 yrs    (1)    $ 2,251,851

 Deer Creek Apts.      10,692,977      6,122,400   5-20 yrs    (1)      2,969,281

 Georgetown Apts.       7,029,418      4,164,032   5-20 yrs    (1)      1,513,039

 Landmark Apts.        11,626,949      7,057,131   5-20 yrs    (1)      3,113,322

                      $34,541,453    $21,284,988                      $ 9,847,493

   (1) Straight line and accelerated


   See Note A of the financial statements included in Item 7 for a description of the Partnership's depreciation policy.

Schedule of Mortgages:

                     Principal                                       Principal
                     Balance At                                       Balance
                    December 31,   Interest    Period    Maturity      Due At
 Property               1995         Rate    Amortized     Date       Maturity
 Deer Creek Apts.
   1st mortgage     $ 7,581,542     9.13%      30 yrs     07/1996    $7,517,390

 Georgetown Apts.
   1st mortgage       5,466,508     7.83%    28.67 yrs    10/2003     4,806,300
   2nd mortgage         172,890     7.83%       (1)       10/2003       172,890

 Landmark Apts.
   1st mortgage       3,596,420     9.75%      20 yrs     07/1997     3,455,599
                     16,817,360
 Less unamortized
   discounts            (94,271)


                    $16,723,089                                     $15,952,179

  (1)  Interest only payments

Schedule of Rental Rates and Occupancy:


                                 Average Annual           Average Annual
                                  Rental Rates               Occupancy
 Property                       1995        1994         1995         1994

 Atlanta Crossing           $  3.68/sf   $  4.03/sf      89%          86%
   Shopping Center
 Deer Creek Apartments       8,325/unit  8,133/unit      95%          92%
 Georgetown Apartments       6,890/unit  6,661/unit      98%          98%
 Landmark Apartments         7,097/unit  6,581/unit      97%          96%

  As noted under Item 1. "Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes and commercial buildings in the area. The Managing General Partner believes that all of the properties are adequately insured. The multi-family residential properties' lease terms are for one year or less. No residential tenant leases 10% or more of the available rental space.

  The following is a schedule of the lease expirations for the years 1996-2005:

                        Number of                        Annual   % of Gross
   Atlanta Crossing    Expirations   Square Feet          Rent   Annual Rent
         1996               1               1,800     $  17,136          2.8%
         1997               2               5,570        37,215          6.0%
         1998               4              13,672       111,641         18.1%
         1999              --                  --            --           --
         2000               2              10,658        70,431         11.4%
         2001              --                  --            --           --
         2002              --                  --            --           --
         2003               1                 (1)        40,829          6.6%
         2004               2           11,971(1)        75,649         12.3%
         2005               1                 (1)        28,200          4.6%

(1) Includes a tenant that holds a ground lease and is not included in the total square footage for the property (See "Note I" for further information).

  The following schedule reflects information on tenants occupying 10% or more of the leasable square feet for each property:


             Nature of              Square Footage     Annual Rent         Lease
             Business                    Leased      Per Square Foot    Expiration
 Atlanta Crossing Shopping Center
 Grocery Store                          53,820            $1.25          01/01/06
 Discount Store                         50,000             3.30          02/28/06


Real estate taxes and rates in 1995 for each property were:

                                1995             1995
                               Billing           Rate


 Atlanta Crossing             $ 51,658           3.45
    Shopping Center
 Deer Creek Apartments         233,260           2.18
 Georgetown Apartments         108,763*          7.98
 Landmark Apartments           118,838           1.22

  *Amount per 1994 billings; tax bills for 1995 not yet received.


Item 3. Legal Proceedings

  Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust, made a loan to the Joint Venture on a non-recourse basis in September 1991, in the amount of $1,280,000 secured by the Joint Venture's real property known as Princeton Meadows Golf Course. AMIT asserts that the loan is recourse by virtue of a certain amendment purportedly entered into as of November 1, 1992, but which the Partnership and the Joint Venture have been informed and believe were actually executed in December of 1992 ("Note Modification"). The Partnership and the Joint Venture have been further informed and believe that the amendment was executed at the direction of Angeles Corporation ("Angeles") by an individual in his purported capacity as an officer of the Managing General Partner of the Partnership and the Joint Venture at a time when such person was not in fact an officer of such entities. Accordingly, the Partnership and the Joint Venture filed Proofs of Claim in the Angeles bankruptcy proceeding with respect to such purported amendment. Additionally, the Partnership and the Joint Venture filed a Proof of Claim in the Angeles Funding Corporation and Angeles Real Estate Corporation bankruptcy proceedings on similar grounds. Both Angeles Funding Corporation and Angeles Real Estate Corporation are affiliates of Angeles. Angeles has agreed to cooperate with the Partnership and the Joint Venture in any action commenced by or against them by AMIT asserting that the original $1,280,000 obligation owed to AMIT is recourse to the Partnership. Angeles further agreed to waive the attorney-client privilege with respect to any information relating to the Note Modification. Accordingly, the Partnership and the Joint Venture withdrew their Proofs of Claim on August 9, 1995. The Partnership has been in and continues to have discussions with AMIT regarding resolution of this issue. No agreement has been reached with AMIT at this time.

  MAE GP Corporation ("MAE GP"), an affiliate of the Managing General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1.2% of the distributions of net cash distributed by AMIT. The Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.2% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT.
MAE GP may choose to vote these shares as it deems appropriate in the future.
In addition, Liquidity Assistance, LLC, ("LAC"), an affiliate of the Managing General Partner and an affiliate of Insignia Financial Group, Inc., which provides property management and partnership administration services to the Partnership, owns 63,200 Class A Shares of AMIT. These Class A Shares entitle LAC to vote approximately 1.5% of the total shares.

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

Item 4. Submission of Matters to a Vote of Security Holders

  The unit holders of the Partnership did not vote on any matter during the fiscal year covered by this report.


                                     PART II


Item 5. Market for the Partnership's Common Equity and Related Security Holder Matters

  The Partnership, a publicly-held limited partnership, sold 100,000 Limited Partnership Units during its offering period through February 29, 1984. The Partnership currently has 99,851 Limited Partnership Units outstanding and 4,410 Limited Partners of record. During the year, the number of Limited Partnership Units decreased by 1 Unit due to limited partners abandoning their Units. In abandoning his or her Limited Partnership Unit, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. There is no intention to sell additional Limited Partnership Units nor is there an established market for these units.

  The Partnership has discontinued making cash distributions from operations until and unless the financial condition of the Partnership and other relevant factors warrant resumption of distributions.

Item 6. Management's Discussion and Analysis or Plan of Operation

  This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

  The Partnership's net income for the year ended December 31, 1995, was $1,417,735 versus a net loss of $1,713,927 for the year ended December 31, 1994. The increase in net income is primarily due to a decrease in expenses and to the gain on foreclosure of Executive Plaza Office Park on March 20, 1995 (see discussion below).

  The Partnership generated revenues of $6,928,861 for the year ended December 31, 1995, versus $7,783,436 for the year ended December 31, 1994. This decrease in revenue is primarily due to rental revenue lost as a result of the foreclosure of Executive Plaza Office Park. This decrease in revenue was partially offset by increased revenue due to increased occupancy at Landmark Apartments, Deer Creek Apartments, and Atlanta Crossing Shopping Center and due to the increase in rental rates at Deer Creek Apartments, Georgetown Apartments and Landmark Apartments. In addition, other income decreased due to a decrease in corporate units and deposit forfeitures at Deer Creek Apartments. This was partially offset by an increase in clubhouse rentals and lease cancellation fees at Deer Creek Apartments.

  The Partnership incurred expenses from operations of $7,375,591 for the year ended December 31, 1995 versus $9,432,320 for the year ended December 31, 1994. The overall decrease in expenses is primarily due to the foreclosure of Executive Plaza Office Park. As a result of the foreclosure, the Partnership realized a decrease in the following expenses: operating, property management fees, maintenance, depreciation, amortization, and interest. In addition, operating expense decreased due to a decrease in electricity expense in vacant units at Deer Creek Apartments. This is primarily due to the increase in occupancy at Deer Creek Apartments. Administrative expenses decreased due to decreased cost reimbursements for partnership administration services. Maintenance expense also decreased due to decreases in snow removal, maintenance supplies, and interior painting expenses. Bad debt recovery relates to past due amounts received that had been previously reserved. Tenant reimbursements increased for the year ended December 31, 1995, versus the year ended December 31, 1994 despite the loss of Executive Plaza Office Park. Tenant reimbursements are billed annually with estimates recorded quarterly. Due to the change in management companies in 1993, the detailed information was not available to accurately estimate the receivable in 1993. The receivable was overestimated in 1993 and adjusted in 1994 causing the 1994 tenant reimbursements to be lower.

  The Partnership has a 14.4% investment in the Princeton Meadows Golf Course Joint Venture. For the year ended December 31, 1995, the Partnership realized equity in the loss of the Joint Venture of $45,264, as compared to equity in the loss of the Joint Venture of $27,111 for the year ended December 31, 1994 (See "Note F - Investment in Joint Venture"). The increased loss for the year ended December 31, 1995, versus the year ended December 31, 1994, can be attributed to an environmental reserve of $199,000 established for the cost of the clean-up of contamination relating to an underground fuel storage tank (See "Liquidity and Capital Resources" for further discussion).

  For the year ended December 31, 1995, the Partnership recognized a loss on disposal of property of $40,328, as compared to a loss of $37,932 for the year ended December 31, 1994. During 1995, the loss resulted from the write-off of roofs replaced at Georgetown Apartments that were not yet fully depreciated in the amount of $47,716 and a gain of $7,388 relating to Deer Creek Apartments for a unit destroyed by fire damage which was covered by insurance. During 1994, the losses were due to re-roofing work done at Deer Creek Apartments, Georgetown Apartments, and Atlanta Crossing Shopping Center. These losses resulted from the write-off of the original roofs that were not yet fully depreciated.

  On March 20, 1995, the Partnership negotiated a Deed in Lieu of Foreclosure for Executive Plaza Office Park located in Huntsville, Alabama and, as a result, the property was transferred to the wrap note holder. The Managing General Partner believes the Deed in Lieu of Foreclosure was in the best interest of the Partnership. The Partnership realized a gain of $1,950,057 on this transaction for the year ended December 31, 1995, which included a gain on transfer of property in foreclosure of $1,385,286 and an extraordinary gain on extinguishment of debt of $564,771. The gain on transfer of property in foreclosure represents the difference between the fair value and the net book value of the property surrendered. The extraordinary gain represents the difference between the settlement amount of the debt (the fair value of the property surrendered) and the recorded amount of the debt extinguished pursuant to foreclosure.

  The Managing General Partner continues to monitor the rental market environment in each location of its properties to assess the feasibility of increasing rents, to maintain or increase occupancy levels and to protect the Partnership from increases in expense. The Managing General Partner expects to be able, at a minimum, to continue protecting the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, rental concessions and rental rate reductions needed to offset softening market conditions could affect the ability to sustain this plan.

Liquidity and Capital Resources

  For the year ended December 31, 1995, the Partnership had unrestricted cash of $1,708,221 as compared to $1,063,449 at December 31, 1994. Cash flows from operating activities increased primarily as a result of the increase in net income for the year ended December 31, 1995, as compared to December 31, 1994, as discussed above. Cash used in investing activities increased primarily as a result of decreased receipts from restricted escrows. Cash used in financing activities decreased due to discontinued principal payments on long-term debt secured by Executive Plaza Office Park due to its foreclosure.

  The mortgage note payable secured by the Deer Creek Apartments investment property matures in July 1996. The Managing General Partner is negotiating a refinance of this debt and believes a refinance will be consummated prior to maturity of the debt.

  The Princeton Meadows Golf Course property had an underground fuel storage tank that was removed in 1992. This fuel storage tank caused contamination to the area. Management installed monitoring wells in the area where the tank was formerly buried. Some samples from these wells indicated lead and phosphorous readings that were higher than the range prescribed by the New Jersey Department of Environmental Protection ("DEP"). The Joint Venture notified DEP of the findings when they were first discovered. However, DEP had not given any directives as to corrective action until late 1995.

  In November 1995, representatives of the Joint Venture and the New Jersey DEP met and developed a plan of action to clean-up the contamination site at Princeton Meadows Golf Course. The Joint Venture plans to engage two firms. One engineering firm will be contracted to conduct consulting and compliance work while a second firm will perform the field work necessary for the clean-up. Contracts to remediate the site have been received from these two engineering and environmental firms and are being reviewed. The Joint Venture has established a $199,000 reserve for the costs of the clean-up. The contracts are expected to be executed in early 1996 with work commencing and expected to be completed during 1996. The Managing General Partner believes this reserve is sufficient to cover all costs and liabilities associated with this incident.

  The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $16,723,089 is being amortized over 30 years, 28.67 years, and 20 years with maturity dates of July 1996, October 2003, and July 1997. The second mortgage on Georgetown Apartments is interest only, with the principal balance due October 2003. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sale and the availability of cash reserves.

  The Partnership's primary source of cash is from the operations of its properties and from financing placed on such properties. Cash from these sources is utilized for property operations, capital improvements, and/or repayment of debt. The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership. Future cash distributions will depend on the levels of net cash generated from operations, refinancings and property sales. At this time, the Managing General Partner does not anticipate a cash distribution during fiscal 1996.

Item 7. Financial Statements


ANGELES INCOME PROPERTIES, LTD. II

LIST OF FINANCIAL STATEMENTS

        Independent Auditors' Report

        Balance Sheet - December 31, 1995

        Statements of Operations - Years ended December 31, 1995 and 1994

        Statements of Changes in Partners' Deficit - Years ended December 31, 1995 and 1994

        Statements of Cash Flows - Years ended December 31, 1995 and 1994

        Notes to Financial Statements



                Report of Ernst & Young LLP, Independent Auditors



The Partners
Angeles Income Properties, Ltd. II


We have audited the accompanying balance sheet of Angeles Income Properties, Ltd. II as of December 31, 1995, and the related statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Angeles Income Properties, Ltd. II as of December 31, 1995, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.




                                                /S/ ERNST & YOUNG LLP


Greenville, South Carolina
February 12, 1996

                       ANGELES INCOME PROPERTIES, LTD. II

                                  BALANCE SHEET

                                December 31, 1995


 Assets
    Cash and cash equivalents:
       Unrestricted                                                 $ 1,708,221
       Restricted--tenant security deposits                             245,166
    Accounts receivable (net of allowance for
       doubtful accounts of $30,998)                                    109,710
    Escrows for taxes                                                    95,563
    Restricted escrows                                                  414,214
    Other assets                                                        519,258
    Investment in joint venture (Note F)                                 21,962
    Investment properties (Notes B and E):
       Land                                        $  2,197,403
       Buildings and related personal
          property                                   32,344,050
                                                     34,541,453
       Less accumulated depreciation                (21,284,988)     13,256,465

                                                                    $16,370,559

    Liabilities and Partners' Deficit

    Liabilities
       Accounts payable                                            $    147,583
       Tenant security deposits                                         243,937
       Accrued taxes                                                    114,201
       Other liabilities                                                245,370
       Mortgage notes payable (Notes B and E)                        16,723,089

    Partners' Deficit
       General partners                            $   (449,346)
       Limited partners (99,851 units issued
          outstanding)                                 (654,275)     (1,103,621)

                                                                   $ 16,370,559

                 See Accompanying Notes to Financial Statements


                       ANGELES INCOME PROPERTIES, LTD. II

                            STATEMENTS OF OPERATIONS



                                                  Years Ended December 31,
                                                     1995            1994

 Revenues:
   Rental income                                 $ 6,636,116     $ 7,420,451
   Other income                                      292,745         362,985
      Total revenues                               6,928,861       7,783,436

 Expenses:
   Operating                                       1,699,958       2,097,532
   Administrative                                    339,439         489,761
   Property management fees (Note D)                 326,338         348,202
   Maintenance                                       868,065       1,166,191
   Depreciation                                    1,863,412       2,365,269
   Amortization                                       26,417          60,410
   Interest                                        1,776,985       2,418,964
   Property taxes                                    608,609         570,141
   Bad debt recovery                                 (24,799)        (18,756)
   Tenant reimbursements                            (108,833)        (65,394)
      Total expenses                               7,375,591       9,432,320

   Equity in loss of joint venture (Note F)          (45,264)        (27,111)
   Gain on transfer of
      property in foreclosure (Note K)             1,385,286              --
   Loss on disposal of property                      (40,328)        (37,932)
   Income (loss) before
      extraordinary item                             852,964      (1,713,927)
   Extraordinary gain on
      extinguishment of debt (Note K)                564,771              --

         Net income (loss)                       $ 1,417,735     $(1,713,927)

   Net income (loss) allocated
      to general partners (1%)                   $    14,177     $   (17,139)
   Net income (loss) allocated
      to limited partners (99%)                    1,403,558      (1,696,788)

         Net income (loss)                       $ 1,417,735     $(1,713,927)

   Per limited partnership unit:
   Income (loss) before
      extraordinary item                         $      8.46     $    (16.99)

   Extraordinary gain on
      extinguishment of debt                            5.60              --

         Net income (loss)                       $     14.06     $    (16.99)

                 See Accompanying Notes to Financial Statements

                       ANGELES INCOME PROPERTIES, LTD. II

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT

                                    Limited
                                  Partnership     General       Limited
                                     Units        Partners      Partners       Total

 Original capital contributions      100,000     $   1,000    $50,000,000   $50,001,000

 Partners' deficit                   100,000     $(444,815)   $  (361,045)  $  (805,860)
   at December 31, 1993

 Abandonment of Limited
   Partnership Units (Note J)           (148)           --             --            --

 Distributions (Note H)                   --        (1,569)            --        (1,569)

 Net loss for the year ended
   December 31, 1994                      --       (17,139)    (1,696,788)   (1,713,927)

 Partners' deficit at
   December 31, 1994                  99,852      (463,523)    (2,057,833)   (2,521,356)

 Abandonment of Limited
   Partnership Units (Note J)             (1)           --             --            --

 Net income for the year ended
   December 31, 1995                      --        14,177      1,403,558     1,417,735

 Partners' deficit
   at December 31, 1995               99,851     $(449,346)    $ (654,275)  $(1,103,621)

                 See Accompanying Notes to Financial Statements

                       ANGELES INCOME PROPERTIES, LTD. II

                            STATEMENTS OF CASH FLOWS


                                                        Years Ended December 31,
                                                           1995           1994
 Cash flows from operating activities:
 Net income (loss)                                    $ 1,417,735     $(1,713,927)
 Adjustments to reconcile net income (loss) to net
   net cash provided by operating activities:
   Depreciation                                         1,863,412       2,365,269
   Amortization of discounts, loan costs and
   lease commissions                                      133,572         170,450
   Bad debt recovery                                      (24,799)        (18,756)
   Equity in loss of joint venture                         45,264          27,111
   Gain on transfer of property in foreclosure         (1,385,286)             --
   Loss on disposal of property                            40,328          37,932
   Extraordinary gain on extinguishment of debt          (564,771)             --
   Change in accounts:
     Restricted cash                                       11,147          29,811
     Accounts receivable                                  (67,690)        116,007
     Escrows for taxes                                     40,361         (18,155)
     Other assets                                         (49,861)       (168,358)
     Accounts payable                                     (75,348)         65,784
     Tenant security deposit liabilities                      196           1,031
     Accrued taxes                                         30,716          67,831
     Other liabilities                                     97,960          (8,088)

         Net cash provided by operating
             activities                                 1,512,936         953,942

 Cash flows from investing activities:
   Property improvements and replacements                (575,256)       (568,089)
   Insurance proceeds                                      18,550              --
   Deposits to restricted escrows                         (79,067)        (59,959)
   Receipts from restricted escrows                        30,245         242,777

         Net cash used in investing activities           (605,528)       (385,271)

 Cash flows from financing activities:
   Loan costs                                                  --         (36,776)
   Payments on mortgage notes payable                    (262,636)       (311,910)
   Distributions                                               --          (1,569)

         Net cash used in financing activities           (262,636)       (350,255)

 Net increase in cash balances                            644,772         218,416
 Cash and cash equivalents at beginning of year         1,063,449         845,033
 Cash and cash equivalents at end of year             $ 1,708,221     $ 1,063,449

 Supplemental disclosure of cash flow
   information:
   Cash paid for interest                             $ 1,497,053     $ 2,267,434

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

                 See Accompanying Notes to Financial Statements

                       ANGELES INCOME PROPERTIES, LTD. II

                          Notes to Financial Statements

                                December 31, 1995


Note A   Organization and Significant Accounting Policies

Organization: Angeles Income Properties, Ltd. II (the "Partnership ) is a California limited partnership organized on October 12, 1982 to acquire and operate residential and commercial real estate properties. The Partnership's Managing General Partner is Angeles Realty Corporation II ("ARC II"), an affiliate of Insignia Financial Group, Inc. As of December 31, 1995, the Partnership operates three residential and one commercial property located in or near major urban areas in the United States.

Principles of Consolidation: The financial statements include all the accounts of the Partnership and its majority owned partnerships. All significant interpartnership balances have been eliminated. Minority interest is immaterial and not shown separately in the financial statements.

Joint Venture: The Partnership accounts for its 14.4% investment in Princeton Meadows Joint Venture using the equity method of accounting.

Allocations and Distributions to Partners: In accordance with the Agreement, any gain from the sale or other disposition of Partnership assets will be allocated first to the Managing General Partner to the extent of the amount of any Brokerage Compensation and Incentive Interest to which the Managing General Partner is entitled. Any gain remaining after said allocation will be allocated to the General Partners and Limited Partners in proportion to their interests in the Partnership.

The Partnership will allocate other profits and losses 1% to the General Partners and 99% to the Limited Partners.

Except as discussed below, the Partnership will allocate distributions 1% to the General Partners and 99% to the Limited Partners.

Upon the sale or other disposition, or refinancing, of any asset of the Partnership, the Distributable Net Proceeds shall be distributed as follows:
(i) First, to the Partners in proportion to their interests until the Limited Partners have received proceeds equal to their Original Capital Investment applicable to the property; (ii) Second, to the Partners until the Limited Partners have received distributions from all sources equal to their 6% Cumulative Distribution; (iii) Third, to the Managing General Partner until it has received its Brokerage Compensation; (iv) Fourth, to the Partners in proportion to their interests until the Limited Partners have received distributions from all sources equal to their additional 2% Cumulative Distribution; and (v) Thereafter, 85% to the Limited Partners and Non-Managing General Partners in proportion to their interests and 15% ("Incentive Interest") to the Managing General Partner.

Note A   Organization and Significant Accounting Policies (continued)

Depreciation: Depreciation is computed utilizing accelerated and straight-line methods over the estimated useful lives of the investment properties and related personal property. For Federal income tax purposes, depreciation is computed by using the straight-line method over an estimated life of 5 to 20 years for personal property and 15 to 40 years for real property.

Cash and Cash Equivalents: The Partnership considers all highly liquid investments with a maturity when purchased of three months or less to be cash equivalents. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Investment Properties: Prior to the fourth quarter of 1995, investment properties were carried at the lower of cost or estimated fair value, which was determined using the higher of the property's non-recourse debt amount, when applicable, or the net operating income of the investment property capitalized at a rate deemed reasonable for the type of property. During the fourth quarter of 1995 the Partnership adopted FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The effect of adoption was not material.

Loan Costs: Loan costs, included in other assets, of $770,800 are being amortized on a straight-line basis over the lives of the loans. Current accumulated amortization is $509,336.

Lease Commissions: Lease commissions are being amortized using the straight line method over the term of the respective leases.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. Commercial building lease terms are generally from twelve months to twenty five years.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Tenant Security Deposits: The Partnership requires security deposits from all apartment lessees for the duration of the lease. Deposits are refunded when the tenant vacates the apartment if there has been no damage to the unit.

Note A   Organization and Significant Accounting Policies (continued)

Fair Value: In 1995, the Partnership implemented Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The carrying amount of the Partnership's cash and cash equivalents approximates fair value due to short-term maturities. The Partnership estimates the fair value of its fixed rate mortgages by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership (Note B).

Restricted Escrows:

Capital Improvement Reserves - At the time of the refinancing of Georgetown Apartments, $228,608 of the proceeds were designated for "Capital Improvement Escrows" for certain capital improvements. At December 31, 1995, the balance remaining in the escrow was $90,630, which includes interest earned on these funds. Upon completion of the scheduled property improvements, any excess will be returned to the property for property operations.

Reserve Account - In addition to the Capital Improvement Reserves, general Reserve Accounts of $80,000 were established with the refinancing proceeds for the refinanced property. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out-of-pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership is required to deposit net operating income (as defined in the mortgage note) from the refinanced property to the reserve account until the reserve account equals $400 per apartment unit, or $80,000 in total. At December 31, 1995, the balance was $83,920, which includes interest earned on these funds.

Other Restricted Escrow - In addition to the above escrows, Landmark Apartments maintains a replacement reserve escrow to fund replacement, refurbishment or repair of improvements to the property pursuant to the mortgage note document. As of December 31, 1995, the balance in the escrow account is $159,674, which includes interest earned on these funds. An additional $79,990 is maintained for Landmark and Deercreek Apartments.

Reclassifications: Certain reclassifications have been made to the 1994 balances to conform to the 1995 presentation.

Note B   Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:



                                Monthly                          Principal     Principal
                                Payment     Stated                Balance     Balance At
                               Including   Interest  Maturity     Due At       December
 Property                       Interest     Rate      Date      Maturity         1995
 Deer Creek Apts.
  1st mortgage                  $ 68,142     9.13%   07/1996   $ 7,517,390   $ 7,581,542

 Georgetown Apts.
  1st mortgage                    40,853     7.83%   10/2003     4,806,300     5,466,508
  2nd mortgage                     1,128     7.83%   10/2003       172,890       172,890

 Landmark Apts.
  1st mortgage                    36,518     9.75%   07/1997     3,455,599     3,596,420

                                $146,641                       $15,952,179    16,817,360

 Less unamortized discounts
  at a rate of 8.13%                                                             (94,271)

                                                                             $16,723,089

The Partnership exercised an interest rate buy-down option for Georgetown
Apartments when the debt was refinanced, reducing the stated rate from 8.13% to 7.83%. The fee for the interest rate reduction amounted to $113,000 and is being amortized as a mortgage discount on the interest method over the life of the loan. The unamortized discount fee is reflected as a reduction of the mortgage notes payable and increases the effective rate of the debt to 8.13%.

The carrying value of the Partnership's aggregate debt approximates its fair value.

The mortgage notes payable are nonrecourse and are secured by pledge of certain of the Partnership s rental properties and by pledge of revenues from the respective rental properties. Certain of the notes require prepayment penalties if repaid prior to maturity.

Scheduled principal payments of mortgage notes payable subsequent to December
31, 1995 are as follows:


                      1996                          $ 7,737,617
                      1997                            3,574,560
                      1998                               75,384
                      1999                               81,504
                      2000                               88,120
                   Thereafter                         5,260,175
                                                    $16,817,360


Note C - Income Taxes

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.




Differences between the net loss as reported and Federal taxable loss result primarily from changes in rental income received in advance and depreciation over different methods and lives and on differing cost basis of investment properties. The following is a reconciliation of reported net loss and Federal taxable loss:

                                                1995         1994

 Net income (loss) as reported            $ 1,417,735    $(1,713,927)
 Add (deduct):
     Depreciation differences                (168,686)      (337,301)
     Unearned income                          (80,143)      (113,953)
     Accrued audit                             (3,260)       (36,000)
     Gain on foreclosure                   (1,941,795)            --
     Other                                    (11,462)        24,876

 Federal taxable loss                     $  (787,611)   $(2,176,305)

 Federal taxable loss per limited
     partnership unit                     $     (7.81)   $    (21.58)


Note C - Income Taxes (continued)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities:

      Net liabilities as reported              $(1,103,621)
      Land and buildings                         2,845,994
      Accumulated depreciation                  (6,254,966)
      Syndication and distribution costs         6,147,678
      Investment in Joint Venture                  197,934
      Unearned income                               84,881
      Accrued audit                                 23,240
      Other                                       (179,229)

      Net liabilities - Federal tax basis      $(1,761,911)



Note D   Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General
Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid to the Managing General Partner and affiliates in 1995 and in 1994:

                                                       1995           1994

 Property management fees                            $326,338       $348,202

 Marketing services                                     4,756          5,760

 Reimbursement for services of affiliates             256,454        390,400

The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which were later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner, who receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

Note D - Transactions with Affiliated Parties (continued)

Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust, provided financing to the Joint Venture which is secured by the Joint Venture's investment property known as the Princeton Meadows Golf Course, in the original amount of $1,280,000. Total interest expense was $203,255 and $196,630 for the years ended December 31, 1995 and 1994, respectively.

MAE GP Corporation ("MAE GP"), an affiliate of the Managing General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class
A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1.2% of the distributions of net cash distributed by AMIT. The Class B
Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.2% of the vote).
Between the date of acquisition of these shares (November 24, 1992) and March
31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT.
MAE GP may choose to vote these shares as it deems appropriate in the future.
In addition, Liquidity Assistance, LLC, ("LAC"), an affiliate of the Managing
General Partner and an affiliate of Insignia Financial Group, Inc., which provides property management and partnership administration services to the Partnership, owns 63,200 Class A Shares of AMIT. These Class A Shares entitle
LAC to vote approximately 1.5% of the total shares.

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

Note E - Investment Properties and Accumulated Depreciation



                                  Initial Cost
                                 To Partnership
                                                                       Cost
                                                      Buildings     Capitalized
                                                     and Related     (Removed)
                                                       Personal    Subsequent to
 Description             Encumbrances      Land        Property     Acquisition

 Atlanta Crossing
   Shopping Center        $        --   $  213,104   $ 6,070,896    $(1,091,891)
 Deer Creek Apts.           7,581,542      952,932     8,863,067        876,978
 Georgetown Apts.           5,639,398      293,416     6,544,584        191,418
 Landmark Apts.             3,596,420      737,951     9,885,049      1,003,949

   Totals                 $16,817,360   $2,197,403   $31,363,596    $   980,454

 Less unamortized
   discounts                  (94,271)
                          $16,723,089



                                 Gross Amount At Which Carried
                                      At December 31, 1995
                                   Buildings
                                  And Related
                                    Personal                    Accumulated       Date    Depreciable
Description             Land        Property         Total      Depreciation    Acquired   Life-Years
Atlanta Crossing
  Shopping Center   $  213,104    $ 4,979,005    $ 5,192,109     $ 3,941,425    09/27/83     10-20

Deer Creek Apts.       952,932      9,740,045     10,692,977       6,122,400    09/28/83     10-20

Georgetown Apts.       293,416      6,736,002      7,029,418       4,164,032    11/21/83     10-20

Landmark Apts.         737,951     10,888,998     11,626,949       7,057,131    12/16/83     10-20

  Totals            $2,197,403    $32,344,050    $34,541,453     $21,284,988


The depreciable lives included above are for the buildings and components. The depreciable lives for related personal property are for 5 to 7 years.

Note E - Investment Properties and Accumulated Depreciation (continued)

Reconciliation of "Investment Properties and Accumulated Depreciation":

                                                  Year Ended December 31,
                                                    1995            1994
 Investment Properties

 Balance at beginning of year                  $ 47,681,683     $47,250,106
    Property improvements                           575,256         568,089
    Write-offs due to replacements                 (206,837)       (136,512)
    Foreclosure of Executive Plaza              (13,508,649)             --

 Balance at end of year                        $ 34,541,453     $47,681,683

 Accumulated Depreciation

 Balance at beginning of year                  $ 28,596,342     $26,329,653
    Additions charged to expense                  1,863,412       2,365,269
    Write-offs due to replacements                 (147,959)        (98,580)
    Foreclosure of Executive Plaza               (9,026,807)             --

 Balance at end of year                        $ 21,284,988     $28,596,342


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1995 and 1994 is $37,387,447 and $55,009,081. The accumulated depreciation taken for Federal income tax purposes at December 31, 1995 and 1994 is $27,539,954 and $37,262,575.

Note F - Investment in Joint Venture

Condensed balance sheet information of the Joint Venture at December 31, 1995 is as follows:

 Assets
 Cash                                                $  114,589
 Deferred charges and other assets                      116,790
 Investment properties, net                           1,897,831

    Total                                            $2,129,210

 Liabilities and Partners' Capital
 Notes payable to AMIT (Note D)                      $1,567,301
 Other liabilities                                      412,688
 Partners' capital                                      149,221

    Total                                            $2,129,210

Note F - Investment in Joint Venture (continued)

The condensed profit and loss statement of the Joint Venture are summarized as follows:

                                              Year Ended
                                              December 31,
                                          1995            1994

 Revenue                             $ 1,158,070      $ 1,169,094
 Costs and expenses                   (1,472,406)      (1,357,362)

    Net loss                         $  (314,336)     $  (188,268)


The Partnership's equity interest in the loss of the Joint Venture for the years ended December 31, 1995, and 1994 was $45,264 and $27,111, respectively.

The Princeton Meadows Golf Course property had an underground fuel storage tank that was removed in 1992. This fuel storage tank caused contamination to the area. Management installed monitoring wells in the area where the tank was formerly buried. Some samples from these wells indicated lead and phosphorous readings that were slightly higher than the range prescribed by the New Jersey Department of Environmental Protection ("DEP"). The Joint Venture notified DEP of the findings when they were first discovered. However, DEP had not given any directives as to corrective action until late 1995.

In November 1995, representatives of the Joint Venture and the New Jersey DEP met and developed a plan of action to clean-up the contamination site at Princeton Meadows Golf Course. The Joint Venture plans to engage two firms. One engineering firm will be contracted to conduct consulting and compliance work while a second firm will perform the field work necessary for the clean-up. Contracts to remediate the site have been received from these two engineering and environmental firms and are being reviewed. The Joint Venture
has established a $199,000 reserve for the costs of the clean-up.   The
contracts are expected to be executed in early 1996 with work commencing and expected to be completed during 1996. The Managing General Partner believes this reserve is sufficient to cover all costs and liabilities associated with this incident.

Note G - Operating Leases

Tenants of the commercial properties are responsible for their own utilities and maintenance of their space, and payment of their proportionate share of common area maintenance, utilities, insurance and real estate taxes. Tenants are generally not required to pay a security deposit. Bad debt expense has been within the Managing General Partner's expectations.

Note G - Operating Leases (continued)

As of December 31, 1995, the Partnership had minimum future rentals under noncancellable leases with terms ranging from twelve months to twenty five years.

                         1996                  $  605,096
                         1997                     590,710
                         1998                     487,313
                         1999                     453,754
                         2000                     427,147
                      Thereafter                1,948,937

                                               $4,512,957


Note H - Distributions

Distributions of $156,871 were made in 1994, by Georgetown AIP II, L.P., the lower tier partnership. Of these distributions, Angeles Income Properties, Ltd. II, the Limited Partner, received $155,302 or 99% of the distribution. AIP II, G.P., Limited Partnership, the general partner of Georgetown AIP II, L.P., received $1,569 or 1% of the distribution.


Note I - Ground Lease

The Partnership assumed three operating leases in connection with the acquisition of a leasehold interest in the Atlanta Crossing Shopping Center.

The aggregate annual lease expense for the years ended December 31, 1995 and 1994 was $52,655 and $52,126, respectively. Such amounts are included in the statements of operation as operating expenses. The terms of these leases provide for increases in rent every five years, based on the Consumer Price Index.

As of December 31, 1995, the aggregate minimum rental payments under the land leases were as follows:


                      1996                         $    52,655
                      1997                              52,655
                      1998                              52,655
                      1999                              52,655
                      2000                              52,655
                   Thereafter                        1,053,100

                      Total                         $1,316,375



Note J - Abandoned Limited Partnership Units

In 1995 and 1994, the number of Limited Partnership Units decreased by 1 unit and 148 units, respectively, due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. However, during the year of abandonment, the Limited Partner will still be allocated his or her share of the income or loss. The loss per Limited Partnership Unit in the accompanying Statements of Operations is calculated based on the number of units outstanding at the beginning of the year.


Note K - Foreclosure of Executive Plaza

On March 20, 1995 the Partnership negotiated a Deed in Lieu of Foreclosure for Executive Plaza Office Park, located in Huntsville, Alabama. The total outstanding debt on the property at the time of foreclosure was $6,429,997 including $442,911 in accrued interest. The net fair value and the recorded net book value less related net operating liabilities as of the date of foreclosure totaled $5,867,127 and $4,481,841, respectively. The net gain on foreclosure amounted to $1,950,057 of which $1,385,286 represented a gain on transfer of property in foreclosure and $564,771 represented a gain on the extinguishment of related debt. The gain on transfer of assets represents the difference between fair value and the net book value of the property surrendered. The extraordinary gain represents the difference between the settlement amount of the debt and the recorded amount of the debt extinguished pursuant to the foreclosure.


Item 8. Changes in and Disagreements with Accountant on Accounting and Financial Disclosures

     There were no disagreements with Ernst & Young, LLP regarding the 1994 or 1995 audits of the Partnership's financial statements.





                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The name of the directors and executive officers of Angeles Realty Corporation II ("ARC II"), the Partnership's Managing General Partner as of December 31, 1995, their age and the nature of all positions with ARC II presently held by them are as follows:

Name                                Age               Position

Carroll D. Vinson                   55                President

Robert D. Long, Jr.                 28                Controller and Principal
                                                      Accounting Officer

William H. Jarrard, Jr.             49                Vice President

John K. Lines                       36                Secretary

Kelley M. Buechler                  38                Assistant Secretary


Carroll D. Vinson has been President of Metropolitan Asset Enhancement, L.P., and subsidiaries since August of 1994. Prior to that, during 1993 to August 1994, Mr. Vinson was affiliated with Crisp, Hughes & Co. (regional CPA firm) and engaged in various other investment and consulting activities. Briefly, in early 1993, Mr. Vinson served as President and Chief Executive Officer of Angeles Corporation, a real estate investment firm. From 1991 to 1993, Mr. Vinson was employed by Insignia in various capacities including Managing Director-President during 1991. From 1986 to 1990, Mr. Vinson was President and a Director of U.S. Shelter Corporation, a real estate services company, which sold substantially all of its assets to Insignia in December 1990.

Robert D. Long, Jr. is Controller and Principal Accounting Officer. Prior to joining Metropolitan Asset Enhancement, L.P., and subsidiaries, he was an auditor for the State of Tennessee and was associated with the accounting firm of Harshman Lewis and Associates. He is a graduate of the University of Memphis.

William H. Jarrard, Jr. is Managing Director - Partnership Administration of Insignia Financial Group, Inc. ("Insignia"). During the five years prior to joining Insignia in 1991, he served in a similar capacity for U.S. Shelter. He was previously associated with the accounting firm, Ernst & Whinney, for eleven years. Mr. Jarrard is a graduate of the University of South Carolina and a certified public accountant.

John K. Lines has been General Counsel and Secretary of Insignia since June 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation in West Palm Beach, Florida. From October 1991 until April 1993, Mr. Lines was a Senior Attorney with Banc One Corporation in Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was employed as an Associate Attorney with Squire Sanders & Dempsey in Columbus, Ohio.

Kelley M. Buechler is Assistant Secretary of Insignia. During the five years prior to joining Insignia in 1991, she served in a similar capacity for U.S. Shelter. Ms. Buechler is a graduate of the University of North Carolina.

Item 10.  Executive Compensation

   No direct form of compensation or remuneration was paid by the Partnership to any officer or director of ARC II. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment. However, fees and other payments have been made to the Partnership's Managing General Partner and its affiliates, as described in Note D of the Financial Statements included under Item 7, which is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

   As of December 31, 1995, no person owned of record more than 5% of Limited Partnership Units of the Partnership nor was any person known by the Partnership to own of record and beneficially, or beneficially only, more than 5% of such securities.


   The Partnership knows of no contractual arrangements, the operation of the terms of which may at a subsequent date result in a change in control of the Partnership, except for: Article 12.1 of the Agreement, which provide that upon a vote of the Limited Partners holding more than 50% of the then outstanding Limited Partnership Units the General Partners may be expelled from the Partnership upon 90 days written notice. In the event that successor general partners have been elected by Limited Partners holding more than 50% of the then outstanding Limited Partnership Units and if said Limited Partners elect to continue the business of the Partnership, the Partnership is required to pay in cash to the expelled General Partners an amount equal to the accrued and unpaid management fee described in Article 10 of the Agreement and to purchase the General Partners' interest in the Partnership on the effective date of the expulsion, which shall be an amount equal to the difference between (i) the balance of the General Partners' capital account and (ii) the fair market value of the share of Distributable Net Proceeds to which the General Partners would be entitled. Such determination of the fair market value of the share of Distributable Net Proceeds is defined in Article 12.2(b) of the Agreement.

Item 12.  Certain Relationships and Related Transactions

   No transactions have occurred between the Partnership and any officer or director of ARC II.

   During the year ended December 31, 1995, the transactions that occurred between the Partnership and ARC II and affiliates of ARC II pursuant to the terms of the Agreement are disclosed under Note D of the Partnership's Financial Statements included under Item 7, which is hereby incorporated by reference.



                                     PART IV


Item 13.   Exhibits and Reports on Form 8-K

           (a)    Exhibits required by Item 601 of Regulation S-B:  Refer to
                  Exhibit Index.

           (b) No reports on Form 8-K were filed during the fourth quarter of 1995.




                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     ANGELES INCOME PROPERTIES, LTD. II
                                     (A California Limited Partnership)
                                     (Registrant)


                                        By:   Angeles Realty Corporation II
                                              Managing General Partner


                                        By:   /s/Carroll D. Vinson
                                              Carroll D. Vinson
                                              President, Director

                                        Date: March 11, 1996



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.



/s/Carroll D. Vinson             President, Director     March 11, 1996
Carroll D. Vinson






/s/Robert D. Long, Jr.           Controller and          March 11, 1996
Robert D. Long, Jr.              Principal
                                 Accounting Officer








                       ANGELES INCOME PROPERTIES, LTD. II

                                  EXHIBIT INDEX





Exhibit Number                             Description of Exhibit

    3.1 Amendment Agreement of Limited Partnership of the Partnership dated October 12, 1982 filed in Form 10K dated November 30, 1983, incorporated herein by reference

    3.2 Amended Agreement of Limited Partnership of the Partnership dated March 31, 1983 filed in the Prospectus, of the Partnership, as Exhibit A, dated March 31, 1983 incorporated herein by reference

   10.1 Agreement of Purchase and of Real Property with Exhibits - Executive Plaza filed in Form 8K dated September 27, 1983, incorporated herein by reference

   10.2 Agreement of Purchase and Sale of Real Property with Exhibits - Atlanta Crossing Shopping Center filed in Form 8K dated September 27, 1983, incorporated herein by reference.

   10.3 Agreement of Purchase and Sale of Real Property with Exhibits - Deer Creek Apartments filed in Form 8K dated September 28, 1983, incorporated herein by reference.

   10.4                       Agreement of Purchase and Sale of Real
                              Property with Exhibits - Georgetown
                              Apartments filed in Form 8K dated November
                              21, 1983, incorporated herein by reference

   10.5 Agreement of Purchase and Sale of Real Property with Exhibits - Landmark Apartments filed in Form 8K dated December 16, 1983, incorporated herein by reference

   10.6 Multifamily Note - Deer Creek Apartments, dated June 11, 1986 filed in Form 10K dated February 25, 1987, incorporated herein by reference.

   10.7 Multifamily Note - Georgetown Apartments, dated June 16, 1985, incorporated herein by reference.

   10.8 Additional Financing - Deer Creek Apartments, dated September 22, 1987. Funded November 1988 filed in Form 10K dated March 29, 1989, incorporated herein by reference.


                       ANGELES INCOME PROPERTIES, LTD. II

                                  EXHIBIT INDEX




Exhibit Number                          Description of Exhibit


   10.9 Additional Financing - Georgetown Apartments, dated September 22, 1989, incorporated herein by reference.

  10.10 Purchase and Sale Agreement with Exhibits - dated July 26, 1991 between Princeton Golf Course Joint Venture and Lincoln Property Company No. 199 filed in Form 10-K dated March 27, 1992, incorporated herein by reference.

  10.11 Princeton Golf Course Joint Venture Agreement with Exhibits - dated August 21, 1991 between the Partnership, Angeles Partners XI and Angeles Partners XII filed in Form 10-K dated March 27, 1992, incorporated herein by reference.

  10.12 Stock Purchase Agreement dated November 24, 1992 showing the purchase of 100% of the outstanding stock of Angeles Realty Corporation II, a subsidiary of MAE GP Corporation, filed in Form 8-K dated December 31, 1993, which is incorporated herein by reference.

  10.13 Deed in Lieu of Foreclosure between Executive Plaza, L.P. and Capshaw Investment Company, L.L.C. dated March 20, 1995, incorporated herein by reference.

    16                        Letter from the Registrant's former
                              accountant regarding its concurrence with the statements made by the registrant is incorporated by reference to the Exhibit filed with Form 8-K dated September 1, 1993.