Form 10QSB
period 1996-03-31
ANGELES INCOME PROPERTIES LTD II
filed 1996-05-10
CIK 711642

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


                  For the quarterly period ended March 31, 1996


[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

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

ITEM 1.  FINANCIAL STATEMENTS


a)                     ANGELES INCOME PROPERTIES, LTD. II

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1996

 Assets
    Cash and cash equivalents:
       Unrestricted                                                 $  1,906
       Restricted--tenant security deposits                              247
    Accounts receivable (net of allowance for
       doubtful accounts of $69)                                         104
    Escrows for taxes                                                    185
    Restricted escrows                                                   430
    Other assets                                                         497
    Investment in, and advances of $43 to,                                35
       Joint Venture
    Investment properties
       Land                                            $   2,197
       Buildings and related personal property            32,408
                                                          34,605
       Less accumulated depreciation                     (21,718)     12,887

                                                                    $ 16,291

 Liabilities and Partners' Deficit

 Liabilities
    Accounts payable                                                $     89
    Tenant security deposits                                             245
    Accrued taxes                                                        189
    Other liabilities                                                    279
    Mortgage notes payable                                            16,656

 Partners' Deficit
    General partners                                    $   (450)
    Limited partners (99,851 units issued and
       outstanding)                                         (717)     (1,167)

                                                                    $ 16,291
           See Accompanying Notes to Consolidated Financial Statements

b)                     ANGELES INCOME PROPERTIES, LTD. II

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)

                                                      Three Months Ended
                                                           March 31,
                                                      1996           1995
 Revenues:
   Rental income                                   $  1,609       $  1,912
   Other income                                          69             70
        Total revenues                                1,678          1,982

 Expenses:
   Operating                                            452            608
   General and administrative                            88             79
   Maintenance                                          172            141
   Depreciation                                         433            572
   Interest                                             396            578
   Property taxes                                       133            125
   Bad debt expense                                      38             --
         Total expenses                               1,712          2,103

 Equity in loss of Joint Venture                        (30)           (19)
 Gain on transfer of property in foreclosure             --          1,385
 Loss on disposal of property                            --            (40)
 (Loss) income before extraordinary item                (64)         1,205
    Extraordinary gain on extinguishment of debt         --            551

      Net (loss) income                            $    (64)      $  1,756

 Net (loss) income allocated to
    general partners (1%)                          $     (1)      $     18
 Net (loss) income allocated to
    limited partners (99%)                              (63)         1,738

                                                   $    (64)      $  1,756

 Per limited partnership unit:
    (Loss) income before extraordinary item        $   (.63)      $  11.95
        Extraordinary gain on debt                       --           5.46

      Net (loss) income                            $   (.63)      $  17.41

           See Accompanying Notes to Consolidated Financial Statements


c)                     ANGELES INCOME PROPERTIES, LTD. II

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)

                                     Limited
                                   Partnership    General        Limited
                                      Unit        Partners      Partners         Total
 Original capital contributions     100,000      $     1        $ 50,000       $ 50,001

 Partners' deficit
    at December 31, 1995             99,851      $  (449)       $   (654)      $ (1,103)

 Net loss for the three months
    ended March 31, 1996                 --           (1)            (63)           (64)

 Partners' deficit
    at March 31, 1996                99,851      $  (450)       $   (717)      $ (1,167)

           See Accompanying Notes to Consolidated Financial Statements


d)                     ANGELES INCOME PROPERTIES, LTD. II
                                   (Unaudited)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                             Three Months Ended
                                                                 March 31,
                                                            1996           1995
 Cash flows from operating activities:
    Net (loss) income                                      $   (64)       $ 1,756
    Adjustments to reconcile net (loss) income to net
     cash provided by operating activities:
     Bad debt expense                                           38             --
     Depreciation                                              433            572
     Amortization of discounts, loan costs and lease
       commissions                                              30             39
     Equity in loss of joint venture                            30             19
     Gain on transfer of property in foreclosure                --         (1,385)
     Extraordinary gain on extinguishment of debt               --           (551)
     Loss on disposal of asset                                  --             40
    Change in accounts:
     Restricted cash                                            (2)           (10)
     Accounts receivable                                       (32)           (26)
     Escrows for taxes                                         (89)           (76)
     Other assets                                              (10)             6
     Accounts payable                                          (58)           (89)
     Tenant security deposit liabilities                         2              6
     Accrued taxes                                              75             66
     Other liabilities                                          34            138

         Net cash provided by operating activities             387            505

 Cash flows from investing activities:
    Property improvements and replacements                     (64)          (146)
    Deposits to restricted escrows                             (16)           (34)
    Receipts from restricted escrows                            --             25
    Advances to Joint Venture                                  (29)            --

         Net cash used in investing activities                (109)          (155)

 Cash flows from financing activities:
    Loan costs                                                 (10)            --
    Payments on mortgage notes payable                         (70)           (63)

         Net cash used in financing activities                 (80)           (63)

 Net increase in cash balance                                  198            287

 Cash at beginning of period                                 1,708          1,063

 Cash at end of period                                    $  1,906       $  1,350

 Supplemental disclosure of cash flow information:
    Cash paid for interest                                $    370       $    377

           See Accompanying Notes to Consolidated Financial Statements

e)                     ANGELES INCOME PROPERTIES, LTD. II

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid to the Managing General Partner and affiliates for the three months ended March 31, 1996 and 1995:

                                     1996           1995
                                        (in thousands)

 Property management fees             $79            $92

 Reimbursements for services
    of affiliates                      49             67

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

Note B - Transactions with Affiliated Parties - (continued)

Angeles Mortgage Investment Trust, ("AMIT"), a real estate investment trust, provided financing to the Princeton Meadows Golf Course Joint Venture ("Joint Venture") which is secured by the Joint Venture's investment property known as the Princeton Meadows Golf Course, in the original amount of $1,280,000 (see "Part II, Item 1. Legal Proceedings").

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

Note C - Investment in Joint Venture

The Partnership owns a 14.4% interest in the Joint Venture. The Partnership accounts for the Joint Venture on the equity method. AMIT currently provides financing to the Joint Venture, secured by the investment property, in the amount of $1,567,000.

Condensed balance sheet information of the Joint Venture is as follows:


                                         March 31, 1996
                                         (in thousands)
 Assets
 Cash                                        $   342
 Deferred charges and other assets               131
 Investment properties, net                    1,893
  Total                                      $ 2,366

 Liabilities and Partners' Deficit
 Notes payable to AMIT                       $ 1,567
 Other liabilities                               858
 Partners' deficit                               (59)
  Total                                      $ 2,366

The condensed profit and loss statement the Joint Venture are summarized as follows:


                                 Three Months Ended
                                      March 31,
                                 1996           1995
                                   (in thousands)

 Revenue                         $115           $105
 Costs and expenses              (324)          (235)

      Net loss                  $(209)         $(130)

The Partnership's equity interest in the loss of the Joint Venture for the three months ended March 31, 1996, was $30,000 and was $19,000 for the three months ended March 31, 1995.


Note C - Investment in Joint Venture - (continued)

The Princeton Meadows Golf Course property had an underground fuel storage tank that was removed in 1992. This fuel storage tank caused contamination to the area. Management installed monitoring wells in the area where the tank was formerly buried. Some samples from these wells indicated lead and phosphorus readings that were higher than the range prescribed by the New Jersey Department of Environmental Protection ("DEP"). The Joint Venture notified DEP of the findings when they were first discovered. However, DEP had not given any directives as to corrective action until late 1995.

In November 1995, representatives of the Joint Venture and the New Jersey DEP met and developed a plan of action to clean-up the contamination site at Princeton Meadows Golf Course. The Joint Venture has engaged an engineering firm to conduct consulting and compliance work and a second firm to perform the field work necessary for the clean-up. The Joint Venture has recorded a liability of $199,000 for the costs of the clean-up. The contracts have been executed and work has commenced with the expected completion date to be sometime in late 1996. The Managing General Partner believes the liability recorded is sufficient to cover all costs associated with this incident.

Note D - Foreclosure of Executive Plaza

On March 20, 1995, the Partnership negotiated a Deed in Lieu of Foreclosure for Executive Plaza Office Park located in Huntsville, Alabama. The total outstanding debt on the property at the time of foreclosure was $6,430,000 including $443,000 in accrued interest. The net gain on foreclosure amounted to $1,936,000 of which $1,385,000 represented a gain on transfer of property in foreclosure and $551,000 represented a gain on the extinguishment of related debt. The gain on transfer of assets represents the difference between fair value and the net book value of the property surrendered. The extraordinary gain represents the difference between the settlement amount of the debt and the recorded amount of the debt extinguished pursuant to the foreclosure.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


Results of Operations

The Partnership's investment properties consist of three apartment complexes and one commercial property. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1996 and March 31, 1995:


                                                             Average
                                                            Occupancy
 Property                                               1996         1995

 Atlanta Crossing Shopping Center                       90%           87%
    Montgomery, Alabama

 Deer Creek Apartments                                  95%           95%
    Plainsboro, New Jersey

 Georgetown Apartments                                  98%           97%
    South Bend, Indiana

 Landmark Apartments                                    95%           97%
    Raleigh, North Carolina


The Partnership's net loss for the three months ended March 31, 1996, was $64,000 versus net income of $1,756,000 for the three months ended March 31, 1995. The decrease in net income is due primarily to the gain on foreclosure of Executive Plaza Office Park on March 20, 1995 (see discussion below).

As a result of the foreclosure, the Partnership realized a decrease in rental income as well as a decrease in the following expenses: operating, depreciation, and interest expense. Maintenance expense increased due to an increase in snow removal costs at Deer Creek Apartments and Landmark Apartments due to the harsh winter in 1996. The Managing General Partner determined that past due amounts, from tenants of the Atlanta Crossing Shopping Center and Landmark Apartments, amounting to $38,000 were uncollectible, and therefore were reserved, resulting in bad debt expense for the three months ended March 31, 1996. Georgetown Apartments and Deer Creek Apartments realized losses on disposal of property during the first three months of 1995. These losses related to the write-offs of roofs due to replacement. These roofs were not fully depreciated at the time of the replacement.

The Partnership has a 14.4% investment in the Princeton Meadows Golf Course Joint Venture. For the three months ended March 31, 1996, the Partnership realized equity in loss of the Joint Venture of $30,000 as compared to $19,000 for the three months ended March 31, 1995. The increased loss at Princeton Meadows Golf Course can be attributed to an increase in bad debt, insurance, and maintenance and repairs expense. The property's environmental issues (see "Note C - Investment in Joint Venture") necessitated a purchase of new insurance. The golf course also implemented a preventative maintenance program and repairs were made to the cart paths and course.

On March 20, 1995, the Partnership negotiated a Deed in Lieu of Foreclosure for Executive Plaza Office Park located in Huntsville, Alabama, and as a result, the property was transferred to the wrap note holder. The Managing General Partner believed the Deed In Lieu of Foreclosure was in the best interest of the Partnership. The net gain on foreclosure amounted to $1,936,000 of which $1,385,000 represented a gain on transfer of property in foreclosure and $551,000 represented a gain on the extinguishment of related debt.

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

At March 31 1996, the Partnership had unrestricted cash of $1,906,000 versus $1,350,000 at March 31, 1995. Net cash provided by operating activities decreased primarily as a result of the decreased income for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995. Net cash used in investing activities increased due to a decrease in property improvements and replacements. Net cash used in financing activities increased due to additional loan costs incurred during the first three months of 1996 and due to increased payments on mortgage notes payable.

The first mortgages secured by Deer Creek Apartments and Landmark Apartments mature July 1996 and July 1997, respectively. The principal amounts due at maturity total $10,973,000. The Managing General Partner is currently negotiating a refinance of this indebtedness, however, the outcome of such negotiations cannot presently be determined.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $16,656,000 is being amortized over 30 years, 28.67 years and 20 years with maturity dates of July 1996, October 2003 and July 1997. The second mortgage on Georgetown Apartments is interest only with the principal balance due October 2003. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sale and the availability of cash reserves.

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

                           PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust, made a loan to the Joint Venture on a non-recourse basis in September 1991, in the amount of $1,280,000 secured by the Joint Venture's real property known as Princeton Meadows Golf Course. AMIT asserts that the loan is recourse by virtue of a certain amendment purportedly entered into as of November 1, 1992, but which the Partnership and the Joint Venture have been informed and believe were actually executed in December of 1992 ("Note Modification"). The Partnership and the Joint Venture have been further informed and believe that the amendment was executed at the direction of Angeles Corporation ("Angeles") by an individual in his purported capacity as an officer of the Managing General Partner of the Partnership and the Joint Venture at a time when such person was not in fact an officer of such entities. Accordingly, the Partnership and the Joint Venture filed Proofs of Claim in the Angeles bankruptcy proceeding with respect to such purported amendment. Additionally, the Partnership and the Joint Venture filed a Proof of Claim in the Angeles Funding Corporation and Angeles Real Estate Corporation bankruptcy proceedings on similar grounds. Both Angeles Funding Corporation and Angeles Real Estate Corporation are affiliates of Angeles. Angeles has agreed to cooperate with the Partnership and the Joint Venture in any action commenced by or against them by AMIT asserting that the original $1,280,000 obligation owed to AMIT is recourse to the Partnership. Angeles further agreed to waive the attorney-client privilege with respect to any information relating to the Note Modification. Accordingly, the Partnership and the Joint Venture withdrew their Proofs of Claim on August 9, 1995. The Partnership continues to have discussions with AMIT regarding resolution of this issue. No agreement has been reached with AMIT at this time.

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

Also, Angeles, either directly or through an affiliate, maintained a central disbursement account (the "Account") for the properties and partnerships managed by Angeles and its affiliates, including the Registrant. Angeles caused the Partnership to make deposits to the Account ostensibly to fund the payment of certain obligations of the Partnership. Angeles further caused checks on such Account to be written to or on behalf of certain other partnerships. At least $63,412 deposited by or on behalf of the Partnership was used for purposes other than satisfying the liabilities of the Partnership. Accordingly, the Partnership filed a Proof of Claim in the Angeles bankruptcy proceedings for such amount. However, subsequently the Managing General Partner of the Partnership determined that the cost involved to pursue such claim would likely exceed any amount received, if in fact such claim were to be resolved in favor of the partnership. Therefore, the Partnership withdrew this claim on August 9, 1995.

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

     b)    Reports on Form 8-K:

           None filed during the three months ended March 31, 1996.


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


                                ANGELES INCOME PROPERTIES, LTD. II


                                By:   Angeles Realty Corporation II
                                      Managing General Partner


                                By:   /s/Carroll D. Vinson
                                      Carroll D. Vinson
                                      President


                                By:   /s/Robert D. Long, Jr.
                                      Robert D. Long, Jr.
                                      Vice President/CAO


                                Date: May 10, 1996