Form 10QSB
period 1996-06-30
ANGELES INCOME PROPERTIES LTD II
filed 1996-08-06
CIK 711642

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


                  For the quarterly period ended June 30, 1996


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

                                  June 30, 1996


 Assets
      Cash and cash equivalents:
      Unrestricted                                                   $  2,016
      Restricted--tenant security deposits                                255
   Accounts receivable, net of allowance for
      doubtful accounts of $72                                            121
   Escrows for taxes                                                      243
   Restricted escrows                                                     445
   Other assets                                                           518
   Investment in, and advances of $43 to,
      joint venture                                                        47
   Investment properties:
      Land                                            $  2,197
      Buildings and related personal property           32,548
                                                        34,745
      Less accumulated depreciation                    (22,156)        12,589
                                                                     $ 16,234

   Liabilities and Partners' Deficit

   Liabilities
      Accounts payable                                               $     95
      Tenant security deposits                                            261
      Accrued taxes                                                       215
      Other liabilities                                                   284
      Mortgage notes payable                                           16,587


   Partners' Deficit
      General partners                                $   (450)
      Limited partners (99,851 units issued and
         outstanding)                                     (758)        (1,208)

                                                                     $ 16,234
           See Accompanying Notes to Consolidated Financial Statements

b)                     ANGELES INCOME PROPERTIES, LTD. II

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)

                                     Three Months Ended          Six Months Ended
                                          June 30,                   June 30,
                                     1996          1995         1996          1995
 Revenues:
   Rental income                   $ 1,598      $ 1,563       $ 3,207       $ 3,475
   Other income                         77           73           146           143
        Total revenue                1,675        1,636         3,353         3,618

 Expenses:
   Operating                           480          473           932         1,081
   General and administrative           70           95           158           174
   Maintenance                         218          215           390           356
   Depreciation                        438          423           871           995
   Interest                            393          402           789           980
   Property taxes                      147          154           280           279
   Bad debt expense                    (19)          --            19            --
        Total expenses               1,727        1,762         3,439         3,865

 Equity in income (loss) of
   joint venture                        11            2           (19)          (17)
 Gain on transfer of property
   in foreclosure                       --           --            --         1,385
 Loss on disposal of property           --           --            --           (40)

 (Loss) income before
   extraordinary item                  (41)        (124)         (105)        1,081

 Extraordinary gain on
   extinguishment of debt               --           14            --           565

        Net (loss) income          $   (41)     $  (110)      $  (105)      $ 1,646


 Net (loss) income allocated
   to general partners (1%)        $    --      $    (1)      $    (1)      $    16
 Net (loss) income allocated
   to limited partners (99%)           (41)        (109)         (104)        1,630

        Net (loss) income          $   (41)     $  (110)      $  (105)      $ 1,646

 Per limited partnership unit:
   (Loss) income before
        extraordinary item         $  (.41)     $ (1.23)      $ (1.04)      $ 10.72
   Extraordinary item                   --          .14            --          5.60

        Net (loss) income          $  (.41)     $ (1.09)      $ (1.04)      $ 16.32

           See Accompanying Notes to Consolidated Financial Statements

c)                     ANGELES INCOME PROPERTIES, LTD, II

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)

                                     Limited
                                   Partnership    General       Limited
                                      Units       Partners      Partners        Total
 Original capital contributions      100,000     $     1       $ 50,000        $50,001

 Partners' deficit at
   December 31, 1995                  99,851     $  (449)      $   (654)       $(1,103)

 Net loss for the six
   months ended June 30, 1996             --          (1)          (104)          (105)

 Partners' deficit at
   June 30, 1996                      99,851     $  (450)      $   (758)       $(1,208)

           See Accompanying Notes to Consolidated Financial Statements

d)                     ANGELES INCOME PROPERTIES, LTD. II

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                            Six Months Ended
                                                                June 30,
                                                            1996         1995
 Cash flows from operating activities:
    Net (loss) income                                    $  (105)      $ 1,646
    Adjustments to reconcile net income (loss)
       to net cash provided by operating
       activities:
       Bad debt expense                                       19            --
       Depreciation                                          871           995
       Amortization of discounts, loan costs and
        lease commissions                                     58            71
       Equity in loss of joint venture                        19            17
       Gain on transfer of property in foreclosure            --        (1,385)
       Extraordinary gain on extinguishment of debt           --          (565)
       Loss on disposal of property                           --            40
    Change in accounts:
       Restricted cash                                       (10)            5
       Accounts receivable                                   (30)           --
       Escrows for taxes                                    (147)          (99)
       Other assets                                          (19)           20
       Accounts payable                                      (53)         (140)
       Tenant security deposit liabilities                    17            10
       Accrued taxes                                         101            51
       Other liabilities                                      39           141

          Net cash provided by operating activities          760           807

 Cash flows from investing activities:
    Property improvements and replacements                  (204)         (290)
    Insurance proceeds                                        --            19
    Deposits to restricted escrows                           (31)          (49)
    Receipts from restricted escrows                          --            30
    Advances to joint venture                                (29)           --

          Net cash used in investing activities             (264)         (290)

 Cash flows from financing activities:
    Loan costs                                               (47)           --
    Payments on mortgage notes payable                      (141)         (128)

          Net cash used in financing activities             (188)         (128)

 Net increase in cash balance                                308           389

 Cash and cash equivalents at beginning of period          1,708         1,063

 Cash and cash equivalents at end of period              $ 2,016       $ 1,452

 Supplemental disclosure of cash flow information:
    Cash paid for interest                               $   739       $   752

           See Accompanying Notes to Consolidated Financial Statements


                       ANGELES INCOME PROPERTIES, LTD. II

                 SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
                                   (Unaudited)

Foreclosures

On March 20, 1995, the Partnership negotiated a Deed in Lieu of Foreclosure for Executive Plaza Office Park, located in Huntsville, Alabama. The property was lost to the wrap note holder. Angeles Realty Corporation II (the "Managing General Partner") believes that the Deed in Lieu of Foreclosure was in the best interest of the Partnership.

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


           See Accompanying Notes to Consolidated Financial Statements


e)                     ANGELES INCOME PROPERTIES, LTD. II

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in Angeles Income Properties, Ltd. II's (the "Partnership") annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.


Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid to the Managing General Partner and affiliates during the six month periods ended June 30, 1996 and 1995:

                                                  1996         1995
                                                    (in thousands)

                Property management fees           $158         $168

                Reimbursement for services
                   of affiliates                    121          140


The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which were later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

Note B - Transactions with Affiliated Parties - (continued)

Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust, provided financing to the Princeton Meadows Golf Course Joint Venture ("Joint Venture") which is secured by the Joint Venture's investment property known as the Princeton Meadows Golf Course, in the original amount of $1,280,000 (see "Part II, Item 1. Legal Proceedings").

MAE GP Corporation ("MAE GP"), an affiliate of the Managing General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1.2% of the distributions of net cash distributed by AMIT. The Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.2% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT. MAE GP may choose to vote these shares as it deems appropriate in the future. In addition, Liquidity Assistance, LLC ("LAC"), an affiliate of the Managing General Partner and an affiliate of Insignia Financial Group, Inc., which provides property management and partnership administration services to the Partnership, owns 63,200 Class A Shares of AMIT. These Class A Shares entitle LAC to vote approximately 1.5% of the total shares.

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

Condensed balance sheet information of the Joint Venture is as follows:



                                                      June 30, 1996
                                                      (in thousands)
        Assets
        Cash                                              $   292
        Deferred charges and other assets                     163
        Investment properties, net                          1,911
            Total                                         $ 2,366

        Liabilities and Partners' Capital
        Notes payable to AMIT                             $ 1,567
        Other liabilities                                     780
        Partners' capital                                      19
            Total                                         $ 2,366

The condensed profit and loss statement of the Joint Venture are summarized as follows:

                           Three Months Ended         Six Months Ended
                                June 30,                  June 30,
                           1996         1995         1996         1995
                             (in thousands)            (in thousands)

 Revenue                  $  494       $  379        $ 609       $  484
 Costs and expenses         (416)        (363)        (740)        (598)
    Net income (loss)     $   78       $   16        $(131)      $ (114)


The Partnership's equity interest in the loss of the Joint Venture for the six months ended June 30, 1996, was $19,000 and was $17,000 for the six months ended June 30, 1995.


Note C - Investment in Joint Venture - (continued)

The Princeton Meadows Golf Course property had an underground fuel storage tank that was removed in 1992. This fuel storage tank caused contamination to the area. Management installed monitoring wells in the area where the tank was formerly buried. Some samples from these wells indicated lead and phosphorus readings that were higher than the range prescribed by the New Jersey Department of Environmental Protection ("DEP"). The Joint Venture notified DEP of the findings when they were first discovered. However, DEP did not give any directives as to corrective action until late 1995.

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

Note D - Foreclosure of Executive Plaza

On March 20, 1995, the Partnership negotiated a Deed in Lieu of Foreclosure for Executive Plaza Office Park located in Huntsville, Alabama. The total outstanding debt on the property at the time of foreclosure was $6,430,000 including $443,000 in accrued interest. The net gain on foreclosure amounted to $1,950,000 of which $1,385,000 represented a gain on transfer of property in foreclosure and $565,000 represented an extraordinary gain on the extinguishment of related debt. The gain on transfer of assets represents the difference between fair value and the net book value of the property surrendered. The extraordinary gain represents the difference between the settlement amount of the debt and the recorded amount of the debt extinguished pursuant to the foreclosure.

Note E - Subsequent Event

On July 1, 1996, the Partnership refinanced the mortgages encumbering Deer Creek Apartments and Landmark Apartments. The total indebtedness refinanced was $7,517,000 (interest rate - 9.13%) and $3,552,000 (interest rate - 9.75%), respectively. The new mortgage indebtedness of $6,300,000 for Deer Creek Apartments and $6,600,000 for Landmark Apartments carries a stated interest rate of 8.0% and a maturity date of September 1, 1996. This interim financing was necessary due to the maturity of the mortgage secured by Deer Creek Apartments in July 1996. Landmark Apartments was refinanced to get a lower interest rate and to provide funds needed to help close the Deer Creek Apartments refinance. Both of these properties are in the process of negotiating longer term financing which is anticipated to close in 1996. However, the outcome of such negotiations cannot presently be determined. The net surplus from these refinancings was $214,000 and will be held in an escrow account to be used for operating and capital needs of the properties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations

The Partnership's investment properties consist of three apartment complexes and one commercial property. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1996, and June 30, 1995:


                                                       Average
                                                      Occupancy
 Property                                         1996         1995

 Atlanta Crossing Shopping Center
    Montgomery, Alabama                            91%         89%

 Deer Creek Apartments
    Plainsboro, New Jersey                         95%         95%

 Georgetown Apartments
    South Bend, Indiana                            97%         98%

 Landmark Apartments
    Raleigh, North Carolina (1)                    93%         96%

(1) This property typically attracts a student tenant base. Occupancy should increase in the fall as students return to classes.

The Partnership's net loss for the six months ended June 30, 1996, was $105,000 versus net income of $1,646,000 for the six months ended June 30, 1995. The decrease in net income is due primarily to the gain on foreclosure and the gain on early extinguishment of debt related to the foreclosure of Executive Plaza Office Park on March 20, 1995 (see discussion below). The Partnership's net losses for the three months ended June 30, 1996 and 1995, were $41,000 and $110,000, respectively. Total revenues and expenses did not fluctuate materially between these two periods.

As a result of the foreclosure, the Partnership realized a decrease in rental income as well as a decrease in the following expenses for the six months ended June 30, 1996, versus the six months ended June 30, 1995: operating, depreciation, and interest expense. Maintenance expense increased due to an increase in snow removal costs at Deer Creek Apartments and Landmark Apartments due to the harsh winter in 1996. Also contributing to the increase was exterior and interior building improvements at Landmark Apartments. Tax expense increased at Georgetown Apartments due to a tax rate increase and an increase in assessed value. This increase offset tax expense reductions associated with the foreclosure of Executive Plaza Office Park. The Managing General Partner determined that past due amounts from tenants of the Atlanta Crossing Shopping Center amounting to $41,000 were uncollectible, and therefore reserved, resulting in bad debt expense for the six months ended June 30, 1996. Partially offsetting this amount was $22,000 in bad debt recovery by the Partnership from an affiliate of the former owner of the Managing General Partner of the Partnership. The Partnership realized a net $40,000 loss on disposal of property during the first six months of 1995. The $47,000 loss at Georgetown Apartments related to the write-off of roofs due to replacement. These roofs were not fully depreciated at the time of replacement. The gain of $7,000 at Deer Creek Apartments related to one unit being written off due to fire damage. The insurance proceeds received for the damage were in excess of the book value of the unit destroyed.

The Partnership has a 14.4% investment in the Princeton Meadows Golf Course Joint Venture. For the six months ended June 30, 1996, the Partnership realized equity in loss of the Joint Venture of $19,000 as compared to a $17,000 loss for the six months ended June 30, 1995. Princeton Meadows Golf Course has realized increases in bad debt, insurance, and maintenance and repairs expense. The property's environmental issues (see "Note C - Investment in Joint Venture") necessitated a purchase of new insurance. The golf course also implemented a preventative maintenance program and repairs were made to the cart paths and course. These increases in expense were offset by an increase in revenues. These revenue increases can be attributed to maintenance upgrades at the golf course that have improved the appearance of the property.

On March 20, 1995, the Partnership negotiated a Deed in Lieu of Foreclosure for Executive Plaza Office Park located in Huntsville, Alabama, and as a result the property was transferred to the wrap note holder. The Managing General Partner believes the Deed In Lieu of Foreclosure was in the best interest of the Partnership. The Partnership realized a gain of $1,950,000 of which $1,385,000 represented a gain on transfer of property in foreclosure and $565,000 represented an extraordinary gain on the extinguishment of related debt.

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

At June 30, 1996, the Partnership had unrestricted cash of $2,016,000 versus $1,452,000 at June 30, 1995. Net cash provided by operating activities decreased due to increased escrows for taxes and increased other assets. Net cash used in investing activities decreased due to a decrease in property improvements and replacements. Net cash used in financing activities increased due to additional loan costs incurred during the first six months of 1996 in an effort to refinance the indebtedness secured by Deer Creek Apartments and Landmark Apartments.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $16,587,000 is being amortized over 30 years, 28.67 years and 20 years with maturity dates of July 1996, October 2003 and July 1997. The first mortgages secured by Deer Creek Apartments and Landmark Apartments mature July 1996 and July 1997, respectively. The Managing General Partner negotiated a refinance of this indebtedness on July 1, 1996 (see "Note E - Subsequent Event"). The second mortgage on Georgetown Apartments is interest only with the principal balance due October 2003. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sale and the availability of cash reserves.

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


                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

AMIT, a real estate investment trust, made a loan to the Joint Venture on a non-recourse basis in September 1991, in the original amount of $1,280,000 secured by the Joint Venture's real property known as Princeton Meadows Golf Course. AMIT asserts that the loan is recourse by virtue of a certain amendment purportedly entered into as of November 1, 1992, but which the Partnership and the Joint Venture have been informed and believe were actually executed in December of 1992 ("Note Modification"). The Partnership and the Joint Venture have been further informed and believe that the amendment was executed at the direction of Angeles Corporation ("Angeles") by an individual in his purported capacity as an officer of the Managing General Partner of the Partnership and the Joint Venture at a time when such person was not in fact an officer of such entities. Accordingly, the Partnership and the Joint Venture filed Proofs of Claim in the Angeles bankruptcy proceeding with respect to such purported amendment. Additionally, the Partnership and the Joint Venture filed a Proof of Claim in the Angeles Funding Corporation and Angeles Real Estate Corporation bankruptcy proceedings on similar grounds. Both Angeles Funding Corporation and Angeles Real Estate Corporation are affiliates of Angeles. Angeles has agreed to cooperate with the Partnership and the Joint Venture in any action commenced by or against them by AMIT asserting that the original $1,280,000 obligation owed to AMIT is recourse to the Partnership. Angeles further agreed to waive the attorney-client privilege with respect to any information relating to the Note Modification. Accordingly, the Partnership and the Joint Venture withdrew their Proofs of Claim on August 9, 1995. The Partnership continues to have discussions with AMIT regarding resolution of this issue. No agreement has been reached with AMIT at this time.

MAE GP, an affiliate of the Managing General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1.2% of the distributions of net cash distributed by AMIT. The Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.2% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP has declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT. MAE GP may choose to vote these shares as it deems appropriate in the future. In addition, LAC, an affiliate of the Managing General Partner and an affiliate of Insignia Financial Group, Inc., which provides property management and partnership administration services to the Partnership, owns 63,200 Class A Shares of AMIT. These Class A Shares entitle LAC to vote approximately 1.5% of the total shares.

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

Also, Angeles, either directly or through an affiliate, maintained a central disbursement account (the "Account") for the properties and partnerships managed by Angeles and its affiliates, including the Partnership. Angeles caused the Partnership to make deposits to the Account ostensibly to fund the payment of certain obligations of the Partnership. Angeles further caused checks on such Account to be written to or on behalf of certain other partnerships. At least $63,412 deposited by or on behalf of the Partnership was used for purposes other than satisfying the liabilities of the Partnership. Accordingly, the Partnership filed a Proof of Claim in the Angeles bankruptcy proceedings for such amount. However, subsequently the Managing General Partner of the Partnership has determined that the cost involved to pursue such claim would likely exceed any amount received, if in fact such claim were to be resolved in favor of the Partnership. Therefore, the Partnership withdrew this claim on August 9, 1995.

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

     b) Reports on Form 8-K:

        None filed during the quarter ended June 30, 1996.


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


                                    Date: August 6, 1996