Form 10QSB
period 1996-09-30
ANGELES INCOME PROPERTIES LTD II
filed 1996-11-13
CIK 711642

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


               For the quarterly period ended September 30, 1996


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

                               September 30, 1996


Assets
 Cash and cash equivalents:
    Unrestricted                                                     $ 2,990
    Restricted--tenant security deposits                                 272
 Accounts receivable (net of allowance for
    doubtful accounts of $72)                                            121
 Escrows for taxes                                                       131
 Restricted escrows                                                    1,429
 Other assets                                                            490
 Investment in, and advances of $43 to,
    joint venture                                                         57
 Investment properties:
    Land                                                $  2,197
    Buildings and related personal property               32,644
                                                          34,841
    Less accumulated depreciation                        (22,598)     12,243
                                                                     $17,733

Liabilities and Partners' Deficit

Liabilities
 Accounts payable                                                    $    48
 Tenant security deposits                                                259
 Accrued taxes                                                           293
 Other liabilities                                                       289
 Mortgage notes payable                                               18,404

Partners' Deficit
 General partner                                        $   (454)
 Limited partners (99,851 units
    issued and outstanding)                               (1,106)     (1,560)
                                                                     $17,733
          See Accompanying Notes to Consolidated Financial Statements

b)                         ANGELES INCOME PROPERTIES, LTD. II

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                     Three Months Ended      Nine Months Ended
                                        September 30,          September 30,
                                      1996        1995        1996        1995
Revenues:
    Rental income                  $ 1,654     $ 1,650     $ 4,861     $ 5,125
    Other income                        83          75         229         218
         Total revenue               1,737       1,725       5,090       5,343

Expenses:
    Operating                          460         480       1,392       1,560
    General and administrative          76          76         234         250
    Maintenance                        256         266         646         622
    Depreciation                       442         431       1,313       1,426
    Interest                           551         400       1,340       1,380
    Property taxes                     142         192         422         471
    Bad Debt                            --          --          19          --
         Total expenses              1,927       1,845       5,366       5,709

Equity in income (loss) of
    joint venture                       11          14          (8)         (3)
Gain on transfer of
    property in foreclosure             --          --          --       1,385
Loss on disposal of property            --          --          --         (40)

(Loss) income before
    extraordinary item                (179)       (106)       (284)        976
Extraordinary (loss) gain on
    extinguishment of debt            (173)         --        (173)        565

         Net (loss) income         $  (352)    $  (106)    $  (457)    $ 1,541

Net (loss) income allocated
    to general partners (1%)       $    (4)    $    (1)    $    (5)    $    15
Net (loss) income allocated
    to limited partners (99%)         (348)       (105)       (452)      1,526

         Net (loss) income         $  (352)    $  (106)    $  (457)    $ 1,541

Per limited partnership unit:
(Loss) income before
    extraordinary item             $ (1.77)    $ (1.05)    $ (2.81)    $  9.68
Extraordinary (loss) gain on
     extinguishment of debt          (1.72)         --       (1.72)       5.60

         Net (loss) income         $ (3.49)    $ (1.05)    $ (4.53)    $ 15.28


          See Accompanying Notes to Consolidated Financial Statements

c)                      ANGELES INCOME PROPERTIES, LTD, II

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)


                                  Limited
                                Partnership   General     Limited
                                   Units      Partners    Partners      Total

Original capital contributions    100,000     $     1      $ 50,000    $50,001

Partners' deficit at
  December 31, 1995                99,851     $  (449)     $   (654)   $(1,103)

Net income for the nine months
  ended September 30, 1996                         (5)         (452)      (457)

Partners' deficit at
  September 30, 1996               99,851     $  (454)     $ (1,106)   $(1,560)


               See Accompanying Notes to Consolidated Financial Statements


d)                       ANGELES INCOME PROPERTIES, LTD. II

                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                     1996        1995
Cash flows from operating activities:
  Net (loss) income                                              $   (457)    $ 1,541
  Adjustments to reconcile net (loss) income to net
    cash provided by operating activities:
    Bad Debt Expense                                                   19          --
    Depreciation                                                    1,313       1,426
    Amortization of discounts, loan costs and lease
      commissions                                                     244         103
    Equity in loss of joint venture                                     8           3
    Gain on transfer of property in foreclosure                        --      (1,385)
    Loss on disposal of property                                       --          40
    Extraordinary loss (gain) on extinguishment of debt               173        (565)
    Change in accounts:
       Restricted cash                                                (26)         11
       Accounts receivable                                            (31)        (80)
       Escrows for taxes                                              (36)        (31)
       Other assets                                                   (38)        (40)
       Accounts payable                                              (100)        (66)
       Tenant security deposit liabilities                             15           9
       Accrued taxes                                                  179          92
       Other liabilities                                               45         137

        Net cash provided by operating activities                   1,308       1,195

Cash flows from investing activities:
  Property improvements and replacements                             (300)       (446)
  Insurance proceeds                                                   --          19
  Deposits to restricted escrows                                   (1,262)        (64)
  Receipts from restricted escrows                                    247          30
  Advances to joint venture                                           (29)         --

        Net cash used in investing activities                      (1,344)       (461)


Cash flows from financing activities:
  Loan costs                                                         (225)         --
  Payments on mortgage notes payable                                 (156)       (195)
  Repayments of mortgage notes payable                            (11,069)         --
  Proceeds from mortgage notes payable                             12,900          --
  Debt extinguishment costs                                          (132)         --

        Net cash provided by (used in) financing activities         1,318        (195)

Net increase in cash balances                                       1,282         539

Cash and cash equivalents at beginning of period                    1,708       1,063

Cash and cash equivalents at end of period                       $  2,990     $ 1,602

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $  1,111     $ 1,125

          See Accompanying Notes to Consolidated Financial Statements

                       ANGELES INCOME PROPERTIES, LTD. II

                SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
                                  (Unaudited)

Foreclosures

On March 20, 1995, the Partnership negotiated a Deed in Lieu of Foreclosure for Executive Plaza Office Park, located in Huntsville, Alabama. The property was lost to the wrap note holder. Angeles Realty Corporation II, the ("Managing General Partner") believes that the Deed in Lieu of Foreclosure was in the best interest of the Partnership.

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


          See Accompanying Notes to Consolidated Financial Statements


e)                       ANGELES INCOME PROPERTIES, LTD. II

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II, (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in Angeles Income Properties, Ltd. II's (the "Partnership") annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.


NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid to the Managing General Partner and affiliates during the nine month periods ended September 30, 1996 and 1995:

                                                   1996         1995
                                                     (in thousands)

               Property management fees          $238          $247

               Reimbursement for services
                 of affiliates                    186           194


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

MAE GP Corporation ("MAE GP"), an affiliate of the Managing General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1.2% of the distributions of net cash distributed by AMIT. The Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.2% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT. MAE GP may choose to vote these shares as it deems appropriate in the future. In addition, Liquidity Assistance, LLC ("LAC"), an affiliate of the Managing General Partner and an affiliate of Insignia Financial Group, Inc., which provides property management and partnership administration services to the Partnership, currently owns 87,700 Class A Shares of AMIT. These Class A Shares entitle LAC to vote approximately 2% of the total shares. The number of Class A Shares of AMIT owned by LAC increased from 63,200 shares on September 30, 1996, to 87,700 shares as of October 22, 1996. The voting percentage also increased from 1.5% to 2% over the same period.

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

Condensed balance sheet information of the Joint Venture is as follows:

                                               September 30, 1996
                                                 (in thousands)
      Assets
      Cash                                          $   232
      Deferred charges and other assets                 169
      Investment properties, net                      1,899
         Total                                      $ 2,300

      Liabilities and Partners' Capital
      Notes payable to AMIT                         $ 1,567
      Other liabilities                                 642
      Partners' capital                                  91
         Total                                      $ 2,300

The condensed profit and loss statements of the Joint Venture are summarized as follows:

                            Three Months Ended       Nine Months Ended
                               September 30,           September 30,
                            1996         1995         1996         1995
                              (in thousands)          (in thousands)

Revenue                  $   568      $   501      $ 1,177     $   985
Costs and expenses          (495)        (405)      (1,235)     (1,003)
  Net income (loss)      $    73      $    96      $   (58)    $   (18)


The Partnership's equity interest in the net income and net loss of the Joint Venture for the three and nine months ended September 30, 1996, was $11,000 and $8,000, respectively. The Partnership's equity interest in the net income and net loss of the Joint Venture for the three and nine months ended September 30, 1995, was $14,000 and $3,000, respectively.

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

NOTE D - FORECLOSURE OF EXECUTIVE PLAZA

On March 20, 1995, the Partnership negotiated a Deed in Lieu of Foreclosure for Executive Plaza Office Park located in Huntsville, Alabama. The total outstanding debt on the property at the time of foreclosure was approximately $6,430,000 including approximately $443,000 in accrued interest. The net fair value and the recorded net book value less related net operating liabilities as of the date of foreclosure totaled approximately $5,867,000 and approximately $4,482,000, respectively. The net gain on foreclosure amounted to approximately $1,950,000 of which approximately $1,385,000 represented a gain on transfer of property in foreclosure and approximately $565,000 represented an extraordinary gain on the extinguishment of related debt. The gain on transfer of assets represents the difference between fair value and the net book value of the property surrendered. The extraordinary gain represents the difference between the settlement amount of the debt and the recorded amount of the debt extinguished pursuant to the foreclosure.

NOTE E - REFINANCING

On July 1, 1996, the Partnership refinanced the mortgages encumbering Deer Creek Apartments and Landmark Apartments. The total indebtedness refinanced was approximately $7,517,000 (interest rate - 9.13%) and $3,552,000 (interest rate - 9.75%), respectively. Resulting from the refinancing was a loss of approximately $173,000 from the write-off of unamortized loan costs and incurring of prepayment penalties. The new mortgage indebtedness of approximately $6,300,000 for Deer Creek Apartments and approximately $6,600,000 for Landmark Apartments carries a stated interest rate of 2.50% plus LIBOR and a maturity date of November 15, 1996. This interim financing was necessary due to the maturity of the mortgage secured by Deer Creek Apartments in July 1996. Landmark Apartments was refinanced to obtain a lower interest rate and to provide funds needed to help close the Deer Creek Apartments refinancing. Both of these properties are in the process of negotiating long term financing which is anticipated to close in the fourth quarter of 1996. The outcome of such negotiations cannot presently be determined. The net surplus from these refinancings was $214,000 and will be held in an escrow account to be used for operating and capital needs of the properties.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations

The Partnership's investment properties consist of three apartment complexes and one commercial property. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1996 and 1995:

                                                       Average
                                                      Occupancy
Property                                          1996         1995

Atlanta Crossing Shopping Center
  Montgomery, Alabama                              92%         91%

Deer Creek Apartments
  Plainsboro, New Jersey                           95%         95%

Georgetown Apartments
  South Bend, Indiana                              97%         98%

Landmark Apartments
  Raleigh, North Carolina (1)                      92%         96%


(1)This property typically attracts a student tenant base. This year a number of long time residents graduated. Occupancy should increase as those vacancies are filled.

The Partnership's net loss for the nine months ended September 30, 1996, was approximately $457,000 versus net income of approximately $1,541,000 for the nine months ended September 30, 1995. The Partnership's net losses for the three months ended September 30, 1996 and 1995, were approximately $352,000 and approximately $106,000, respectively. The decrease in net income is due primarily to the gain on transfer of property in foreclosure and the gain on extinguishment of debt related to the foreclosure of Executive Plaza Office Park on March 20, 1995 (see discussion below). Contributing to the decrease in net income was an extraordinary loss on extinguishment of debt of $173,000 from Landmark and Deer Creek Apartments on July 1, 1996 (see "Note E").

As a result of the transfer of property in foreclosure, the Partnership realized a decrease in expenses for the nine months ended September 30, 1996, versus the nine months ended September 30, 1995, except for maintenance and bad debt. The decrease in property tax expense was offset by a tax rate increase and an increase in the assessed value of Georgetown Apartments. The decrease in interest expense was offset by an increase in loan cost amortization associated with the interim refinancing of Deer Creek and Landmark Apartments. Maintenance expense increased due to an increase in exterior and interior building improvements at Landmark Apartments.

The Managing General Partner determined that past due amounts from tenants of the Atlanta Crossing Shopping Center amounting to $41,000 were uncollectible, and therefore reserved these amounts, resulting in bad debt expense for the nine months ended September 30, 1996. Partially offsetting this amount was $22,000 in bad debt recovery by the Partnership from an affiliate of the former owner of the Managing General Partner of the Partnership.

The Partnership realized a net $40,000 loss on disposal of property during the nine months ended September 30, 1995. Approximately $47,000 of the loss related to Georgetown Apartments was due to the write-off of roofs due to replacement. These roofs were not fully depreciated at the time of replacement. Offsetting this loss was a gain of approximately $7,000 in 1995 at Deer Creek Apartments related to one unit being written off due to fire damage which was covered by insurance. The refinancing on Deer Creek Apartments and Landmark Apartments debt resulted in a loss of $173,000 from prepayment penalties and the write-off of unamortized loan costs.

The Partnership has a 14.4% investment in the Princeton Meadows Golf Course Joint Venture. For the nine months ended September 30, 1996, the Partnership realized equity in loss of the Joint Venture of approximately $8,000 as compared to a approximately $3,000 loss for the nine months ended September 30, 1995. The increased loss at Princeton Meadows Golf Course can be attributed to an increase in advertising, salaries, insurance and maintenance expense. Advertising expense increased as a result of an aggressive advertising campaign and salary expense increased due to the hiring of additional personnel, including a full time golf pro for the course. The environmental issue at the property (See "Note C - Investment in Joint Venture") necessitated a purchase of new insurance. The Partnership also implemented a preventive maintenance program and repairs were made to the cart paths and course. These increases in expenses were only partially offset by an increase in revenues. The increase in revenue can be attributed to an increase in advertising and to maintenance upgrades at the golf course that have improved the appearance of the property.

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

At September 30, 1996, the Partnership had unrestricted cash of approximately $2,990,000 versus approximately $1,602,000 at September 30, 1995. Net cash provided by operating activities increased due to an increase in accrued taxes resulting from a prepayment of taxes at Landmark Apartments for the period ending September 30, 1995. Net cash used in investing activities increased due to an increase in deposits to restricted escrows resulting from a capital repair escrow set up for Deer Creek Apartments with the refinancing. Net cash provided by financing activities increased due to the proceeds received from the refinancing of Deer Creek and Landmark Apartments.

The Partnership has no material capital programs scheduled to be performed in 1996, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account.

On July 1, 1996, the Partnership refinanced the mortgages encumbering Deer Creek Apartments and Landmark Apartments. The total indebtedness refinanced was approximately $7,517,000 (interest rate - 9.13%) and $3,552,000 (interest rate - 9.75%), respectively. Resulting from the refinancing was a loss of approximately $173,000 from the write-off of unamortized loan costs and incurring of prepayment penalties. The new mortgage indebtedness of approximately $6,300,000 for Deer Creek Apartments and approximately $6,600,000 for Landmark Apartments carries a stated interest rate of 2.50% plus LIBOR and a maturity date of November 15, 1996. This interim financing was necessary due to the maturity of the mortgage secured by Deer Creek Apartments in July 1996. Landmark Apartments was refinanced to obtain a lower interest rate and to provide funds needed to help close the Deer Creek Apartments refinancing. Both of these properties are in the process of negotiating long term financing which is anticipated to close in the fourth quarter of 1996. The outcome of such negotiations cannot presently be determined. The net surplus from these refinancings was $214,000 and will be held in an escrow account to be used for operating and capital needs of the properties.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The partnership has mortgage notes payable totaling approximately $18,404,000. The first mortgages secured by Deercreek Apartments and Landmark Apartments totaling approximately $12,900,000 were refinanced with interim financing as noted above, which matures on November 15, 1996. Both of these properties are in the process of negotiating long term financing which is anticipated to close in the fourth quarter of 1996. The remaining debt, which is secured by Georgetown Apartments, matures on October 2003 at which time the property will either be sold or refinanced. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sale and the availability of cash reserves. There were no cash distributions in the nine months ended September 30, 1996, or September 30, 1995. At this time, The Managing General Partner does not anticipate a cash distribution during fiscal 1996.


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

MAE GP, an affiliate of the Managing General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1.2% of the distributions of net cash distributed by AMIT. The Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.2% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT. MAE GP may choose to vote these shares as it deems appropriate in the future. In addition, LAC, an affiliate of the Managing General Partner and an affiliate of Insignia Financial Group, Inc., which provides property management and partnership administration services to the Partnership, currently owns 87,700 Class A Shares of AMIT. These Class A Shares entitle LAC to vote approximately 2% of the total shares. The number of Class A Shares of AMIT owned by LAC increased from 63,200 shares on September 30, 1996, to 87,700 shares as of October 22, 1996. The voting percentage also increased from 1.5% to 2% over the same period.

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

        Exhibit 10.14, Multifamily Note between Angeles Income Properties, Ltd. II and Lehman Brothers Holdings, Inc d/b/a Lehman Capital, a division of Lehman Brothers Holdings, Inc., dated July 1, 1996.

        Exhibit 10.15, Multifamily Note between Angeles Income Properties, Ltd. II and Lehman Brothers Holdings, Inc d/b/a Lehman Capital, a division of Lehman Brothers Holdings, Inc., dated July 1, 1996.

        Exhibit 10.16, Multifamily Mortgage, Assignment of Rents and Security Agreement between Angeles Income Properties, Ltd. II and Lehman Brothers Holdings, Inc d/b/a Lehman Capital, a division of Lehman Brothers Holdings, Inc., dated July 1, 1996.

        Exhibit 10.17, Multifamily Deed of Trust, Assignment of Rents and Security Agreement Collateral Includes Fixtures between Angeles Income Properties, Ltd. II and Lehman Brothers Holdings, Inc d/b/a Lehman Capital, a division of Lehman Brothers Holdings, Inc., dated July 1, 1996.


    b)  Reports on Form 8-K:

        None filed during the quarter ended September 30, 1996.


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


                           Date: November 12, 1996