Form 10KSB
period 1996-12-31
ANGELES INCOME PROPERTIES LTD II
filed 1997-03-24
CIK 711642

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 For the fiscal year ended December 31, 1996

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from        to

                        Commission file number 0-11767

                      ANGELES INCOME PROPERTIES, LTD. II

       California                                              95-3793526
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)
Identification No.)


One Insignia Financial Plaza, P.O. Box 1089
  Greenville, South Carolina                                        29602
(Address of principal executive offices)                         (Zip Code)

                  Issuer's telephone number   (864)  239-1000

         Securities registered under Section 12(b) of the Exchange Act:

                                     None

        Securities registered under Section 12(g) of the Exchange Act:

                          Limited Partnership Units

                               (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB Yes X or No

State issuer's revenues for its most recent fiscal year.  $6,868,000

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

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     NONE


                                    PART I


ITEM 1. DESCRIPTION OF BUSINESS

Angeles Income Properties, Ltd. II (the "Partnership" or "Registrant") is a publicly held limited partnership organized under the California Uniform Limited Partnership Act pursuant to the amended Certificate and Agreement of Limited Partnership (hereinafter referred to as "the Agreement") dated March 31, 1983. The Partnership's Managing General Partner is Angeles Realty Corporation II, a California corporation (hereinafter referred to as the "Managing General Partner" or "ARCII").

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


ITEM 2. DESCRIPTION OF PROPERTIES:

The following table sets forth the Registrant's investments in properties:

                        Date of
Property                Purchase      Type of Ownership          Use

Atlanta Crossing        09/27/83      100% Leasehold Interest    Retail Center
 Shopping Center                                                 169,168 s.f.
 Montgomery, AL

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

The Partnership also has a 14.4% interest in the Princeton Meadows Joint Venture. The Partnership entered into a General Partnership Agreement with Angeles Partners XI and Angeles Partners XII, both California partnerships and affiliates of the Managing General Partner, to form the Princeton Meadows
Joint Venture ("Joint Venture"). The property owned by the Joint Venture, as of December 31, 1996, is summarized as follows:


Princeton Meadows       07/26/91      Fee ownership subject      Golf Course
 Golf Course                          to a first mortgage
 Princeton, NJ


The Joint Venture is carried on Angeles Income Properties, Ltd. II's balance sheet on the equity method and is included in "Investment in joint venture".

SCHEDULE OF PROPERTIES:
(dollar amounts in thousands)

                         Gross
                        Carrying    Accumulated                       Federal
      Property           Value      Depreciation    Rate    Method   Tax Basis

Atlanta Crossing
  Shopping Center     $  5,217      $  4,219     5-20 yrs     (1)    $  1,968

Deer Creek Apts.        10,958         6,672     5-20 yrs     (1)       2,642

Georgetown Apts.         7,132         4,521     5-20 yrs     (1)       1,220

Landmark Apts.          11,802         7,632     5-20 yrs     (1)       2,746

                      $ 35,109      $ 23,044                         $  8,576


(1) Straight line and accelerated

See "Note A" of the financial statements included in "Item 7." for a description of the Partnership's depreciation policy.

SCHEDULE OF MORTGAGES:
(dollar amounts in thousands)

                 Principal                                            Principal
                 Balance At                                            Balance
                December 31,   Interest      Period      Maturity       Due At
Property            1996         Rate       Amortized      Date        Maturity

Deer Creek Apts.
   1st mortgage   $ 6,295       7.33%        30 yrs       11/2003      $ 5,779

Georgetown Apts.
   1st mortgage     5,402       7.83%        28.67 yrs    10/2003        4,806
   2nd mortgage       173       7.83%           (1)       10/2003          173

Landmark Apts.
   1st mortgage     6,590       7.33%        30 yrs       11/2003        6,054
                   18,460                                              $16,812
Less unamortized
   discounts          (85)

                 $ 18,375

(1) Interest only payments.


SCHEDULE OF RENTAL RATES AND OCCUPANCY:

                                Average Annual            Average Annual
                                 Rental Rates                Occupancy
Property                       1996         1995         1996         1995

Atlanta Crossing           $ 4.14/sf    $ 3.68/sf         91%          89%
   Shopping Center (2)
Deer Creek Apartments         8,451/unit   8,325/unit     95%          95%
Georgetown Apartments         7,135/unit   6,890/unit     97%          98%
Landmark Apartments (1)       7,748/unit   7,097/unit     92%          97%


(1) The decrease in occupancy at Landmark Apartments is due to lower interest rates attracting new home buyers.
(2) The Managing General Partner is still working to lease several outparcels at this property and hopes to increase occupancy in 1997.


As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes and commercial buildings in the area. The Managing General Partner believes that all of the properties are adequately insured. The multi-family residential properties' lease terms are for one year or less. No residential tenant leases 10% or more of the available rental space.

The following is a schedule of the lease expirations for the years 1997-2006:

                       Number of                     Annual      % of Gross
  Atlanta Crossing    Expirations   Square Feet       Rent      Annual Rent

        1997               1          1,600      $   14,000          2%
        1998               3          9,712          83,000         13%
        1999               3          4,684          44,000          7%
        2000               2         10,658(1)       70,000         11%
        2001               1          1,600          15,000          2%
        2002               --            --              --          --
        2003               1          (1)            41,000          6%
        2004               2         11,971(1)       76,000         12%
        2005               2         53,820(1)       92,000         14%
        2006               2         55,009         214,000         33%

(1) Includes a tenant that holds a ground lease and is not included in the total square footage for the property (See "Note H" for further information).

The following schedule reflects information on tenants occupying 10% or more of the leasable square feet for each property:

           Nature of                            Annual Rent         Lease
            Business               Leased     Per Square Foot    Expiration

Atlanta Crossing Shopping Center

Grocery Store                        53,820        $1.18          12/31/05
Discount Store                       50,000         3.30          02/28/06

Real estate taxes and rates in 1996 for each property were: (dollar amounts in thousands)

                                1996             1996
                               Billing           Rate

Atlanta Crossing          $    49,000            3.16
 Shopping Center
Deer Creek Apartments         247,000            2.31
Georgetown Apartments         123,000*           8.71
Landmark Apartments           118,000            1.21

 *Amount per 1995 billings; tax bills for 1996 not yet received.


ITEM 3. LEGAL PROCEEDINGS

Angeles Corporation ("Angeles"), either directly or through an affiliate, maintained a central disbursement account (the "Account") for the properties and partnerships managed by Angeles and its affiliates, including the Partnership. Angeles caused the Partnership to make deposits to the Account ostensibly to fund the payment of certain obligations of the Partnership. Angeles further caused checks on such Account to be written to or on behalf of certain other partnerships. At least $63,000 deposited by or on behalf of the Partnership was used for purposes other than satisfying the liabilities of the Partnership. Accordingly, the Partnership filed a Proof of Claim in the Angeles bankruptcy proceedings for such amount. However, subsequently the Managing General Partner of the Partnership determined that the cost involved to pursue such claim would likely exceed any amount received, if in fact such claim were to be resolved in favor of the Partnership. Therefore, the Partnership withdrew this claim on August 9, 1995.

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


                                   PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The Partnership, a publicly-held limited partnership, sold 100,000 Limited Partnership Units during its offering period through February 29, 1984. The Partnership currently has 99,784 Limited Partnership Units outstanding and 4,355 Limited Partners of record. During the year, the number of Limited Partnership Units decreased by 67 Units due to limited partners abandoning their Units. In abandoning his or her Limited Partnership Unit, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. There is no intention to sell additional Limited Partnership Units nor is there an established market for these units.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net loss for the year ended December 31, 1996, was $270,000 versus net income of $1,418,000 for the year ended December 31, 1995. The decrease in net income is primarily due to a gain on foreclosure of Executive Plaza Office Park on March 20, 1995 (see discussion below). A major contributor to the net loss in 1996 was an extraordinary loss on refinancing of $173,000 due to the refinancing of Landmark Apartments and Deer Creek Apartments (see discussion below).

The Partnership generated revenues of $6,868,000 for the year ended December 31, 1996, versus $7,038,000 for the year ended December 31, 1995. This decrease in revenue is primarily due to rental revenue lost as a result of the foreclosure of Executive Plaza Office Park. This decreased revenue was partially offset by an increase in rental revenue at Deer Creek Apartments, Landmark Apartments and Georgetown Apartments. Rental rate increases lead to an increase in rental revenue. In addition, other income increased due to an increase in laundry income at Deer Creek Apartments and utility collections at Atlanta Crossing Shopping Center. Also contributing to the increase in other income was interest earned on the capital reserve for Deer Creek Apartments, which was required by the interim refinancing in July 1996.

The Partnership incurred expenses from operations of $6,943,000 for the year ended December 31, 1996, versus $7,485,000 for the year ended December 31, 1995. The overall decrease in expenses is primarily due to the foreclosure of Executive Plaza Office Park. As a result of the foreclosure, the Partnership realized a decrease in the following expenses: operating, depreciation, interest and property taxes. Administrative expenses decreased due to decreased cost reimbursements for partnership administration services. Maintenance expense increased at Landmark Apartments due to the repair of damages sustained from Hurricane Fran. Also there was an increase in maintenance expense due to interior and exterior building improvements and minor paving work completed at Landmark Apartments.

The Managing General Partner determined that past due amounts from tenants of the Atlanta Crossing Shopping Center amounting to $49,000 were uncollectible, and therefore reserved these amounts, resulting in bad debt expense for the year ended December 31, 1996. Partially offsetting this amount was $22,000 in bad debt recovery by the Partnership from an affiliate of the former owner of the Managing General Partner of the Partnership.

The Partnership has a 14.4% investment in the Princeton Meadows Golf Course Joint Venture. For the year ended December 31, 1996, the Partnership realized equity in the loss of the Joint Venture of $22,000, as compared to equity in the loss of the Joint Venture of $45,000 for the year ended December 31, 1995, (See "Note F - Investment in Joint Venture"). The decreased loss for the year ended December 31, 1996, versus the year ended December 31, 1995, can be attributed to an increase in revenue. These revenue increases are the result of maintenance upgrades at the golf course that have improved the appearance of the property. The increase in expense can be attributed to the purchase of liability insurance, necessitated by the environmental issue at the property (See "Note F"). Also, advertising expense increased as a result of an aggressive advertising campaign and salary expense increased due to the hiring of additional qualified personnel, including a full time golf pro for the course. The Partnership also implemented a preventative maintenance program and repairs were made to the cart paths and course.

On November 1, 1996, the Partnership refinanced the mortgages encumbering Deer Creek Apartments and Landmark Apartments. As a result of the refinance the Partnership incurred a $173,000 loss on refinancing due to the write-off of unamortized loan costs and of prepayment penalties. The new mortgage indebtedness of $6,300,000 for Deer Creek Apartments and $6,600,000 for Landmark Apartments carries a stated interest rate of 7.33% and a maturity date of November 2003. This financing was necessary due to the maturity of the mortgage secured by Deer Creek Apartments in July 1996. Landmark Apartments was refinanced to obtain a lower interest rate and to provide funds needed to help close the Deer Creek Apartments refinancing.

The Partnership realized a $40,000 loss on disposal of property for the year ended December 31, 1995. $47,000 of the loss related to Georgetown Apartments and was due to the write-off of roofs due to replacement. These roofs were not fully depreciated at the time of replacement. Offsetting this loss was a gain of $7,000 in 1995 at Deer Creek Apartments related to one unit being written off due to fire damage. This damage was covered by insurance.

On March 20, 1995, the Partnership negotiated a Deed in Lieu of Foreclosure for Executive Plaza Office Park located in Huntsville, Alabama, and, as a result, the property was transferred to the wrap note holder. The Managing General Partner believes the Deed in Lieu of Foreclosure was in the best interest of the Partnership. The Partnership realized a gain of $1,950,000 of which $1,385,000 represented a gain on transfer of property in foreclosure and $565,000 represented an extraordinary gain on early extinguishment of related debt. The gain on transfer of property in foreclosure represents the difference between the fair value and the net book value of the property surrendered. The extraordinary gain represents the difference between the settlement amount of the debt (the fair value of the property surrendered) and the recorded amount of the debt extinguished pursuant to foreclosure.

Included in maintenance expense for the year ended December 31, 1996 is $260,000 of major repair and maintenance mainly comprised of major landscaping, exterior building improvements and interior building improvements.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions needed to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

For the year ended December 31, 1996, the Partnership had unrestricted cash of $2,855,000 as compared to $1,708,000 at December 31, 1995. Net cash provided by operating activities remained stable from 1995 to 1996. Net cash used in investing activities increased primarily as a result of increased deposits to restricted escrows required by the refinance of Deer Creek Apartments and Landmark Apartments. Cash flows from financing activities increased due to the proceeds received from these refinances.

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

In November 1995, representatives of the Joint Venture and the New Jersey DEP met and developed a plan of action to clean-up the contamination site at Princeton Meadows Golf Course. The Joint Venture engaged an engineering firm to conduct consulting and compliance work and a second firm to perform the field work necessary for the clean-up. The Joint Venture recorded a liability of $199,000 for the costs of the clean-up. As of December 31, 1996, the field work necessary for clean-up had been completed and all that remains is the completion of the compliance requirements with the DEP, which the Managing General Partner expects to complete in 1997. The Managing General Partner believes the liability recorded is sufficient to cover all costs still associated with this incident.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The Partnership has mortgage notes payable totaling $18,375,000. The first mortgages secured by Deercreek Apartments and Landmark Apartments mature in November 2003. The remaining debt, which is secured by Georgetown Apartments, matures in October 2003.

The Partnership's primary source of cash is from the operations of its properties and from financing placed on such properties. Cash from these sources is utilized for property operations, capital improvements, and/or repayment of debt. The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership. Future cash distributions will depend on the levels of net cash generated from operations, refinancings and property sales and the availability of cash reserves. There were no cash distributions for the years ended December 31, 1996, or December 31, 1995.


ITEM 7.  FINANCIAL STATEMENTS

ANGELES INCOME PROPERTIES, LTD. II

LIST OF FINANCIAL STATEMENTS

       Independent Auditors' Report

       Consolidated Balance Sheet - December 31, 1996

       Consolidated Statements of Operations - Years ended December 31, 1996 and 1995

       Consolidated Statement of Changes in Partners' Deficit - Years ended December 31, 1996 and 1995

       Consolidated Statements of Cash Flows - Years ended December 31, 1996 and 1995

       Notes to Consolidated Financial Statements




              Report of Ernst & Young LLP, Independent Auditors



The Partners
Angeles Income Properties, Ltd. II


We have audited the accompanying consolidated balance sheet of Angeles Income Properties, Ltd. II as of December 31, 1996, and the related consolidated statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Income Properties, Ltd. II as of December 31, 1996, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                                /S/ ERNST & YOUNG LLP


Greenville, South Carolina
February 7, 1997


                      ANGELES INCOME PROPERTIES, LTD. II

                          CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                              December 31, 1996


Assets
  Cash and cash equivalents:
     Unrestricted                                                  $  2,855
     Restricted--tenant security deposits                               259
  Accounts receivable (net of allowance for
     doubtful accounts of $80)                                          199
  Escrows for taxes                                                      95
  Restricted escrows                                                  1,606
  Other assets                                                          735
  Investment in, and advances of $44 to, joint
     venture (Note F)                                                    44
  Investment properties (Notes B and E):
     Land                                           $  2,198
     Buildings and related personal
       property                                       32,911
                                                      35,109
     Less accumulated depreciation                   (23,044)        12,065

                                                                   $ 17,858

  Liabilities and Partners' Deficit

  Liabilities
     Accounts payable                                              $    252
     Tenant security deposits                                           256
     Accrued taxes                                                      178
     Other liabilities                                                  171
     Mortgage notes payable (Notes B and E)                          18,375

  Partners' Deficit
     General partners                               $   (453)
     Limited partners (99,784 units issued and
       outstanding)                                     (921)        (1,374)

                                                                   $ 17,858

          See Accompanying Notes to Consolidated Financial Statements


                      ANGELES INCOME PROPERTIES, LTD. II

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)


                                                Years Ended December 31,
                                                    1996            1995
Revenues:
  Rental income                               $     6,504     $     6,745
  Other income                                        364             293
     Total revenues                                 6,868           7,038

Expenses:
  Operating                                         1,878           2,054
  General and administrative                          317             339
  Maintenance                                         873             868
  Depreciation                                      1,759           1,863
  Interest                                          1,537           1,777
  Property taxes                                      552             609
  Bad debt expense (recovery), net                     27             (25)
     Total expenses                                 6,943           7,485

  Equity in loss of joint venture (Note F)            (22)            (45)
  Gain on transfer of
     property in foreclosure (Note K)                  --           1,385
  Loss on disposal of property                         --             (40)
    (Loss) income before
       extraordinary items                            (97)            853

  Extraordinary item - gain on
     extinguishment of debt (Note K)                   --             565
  Extraordinary item - loss on
     refinancing (Note J)                            (173)             --

       Net (loss) income                      $      (270)    $     1,418

  Net (loss) income allocated
     to general partners (1%)                 $        (3)    $        14
  Net (loss) income allocated
     to limited partners (99%)                       (267)          1,404

       Net (loss) income                      $      (270)    $     1,418

  Per limited partnership unit:
     (Loss) income before
       extraordinary item                     $      (.96)    $      8.46
     Extraordinary item - gain on
       extinguishment of debt                          --            5.60
     Extraordinary item - loss on
       refinancing                                  (1.72)             --

       Net (loss) income                      $     (2.68)    $     14.06

         See Accompanying Notes to Consolidated Financial Statements

                      ANGELES INCOME PROPERTIES, LTD. II

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                       (in thousands, except unit data))


                                 Limited
                               Partnership   General    Limited
                                  Units     Partners    Partners     Total

Original capital contributions  100,000      $     1    $ 50,000   $ 50,001

Partners' deficit
  at December 31, 1994           99,852      $  (464)  $ (2,058)   $ (2,522)

Abandonment of Limited
  Partnership Units (Note I)         (1)          --          --         --

Net income for the year ended
  December 31, 1995                  --           14       1,404      1,418

Partners' deficit at
  December 31, 1995              99,851         (450)       (654)    (1,104)

Abandonment of Limited
  Partnership units (Note I)        (67)          --          --         --

Net loss for the year ended
  December 31, 1996                  --           (3)       (267)      (270)

Partners' deficit
  at December 31, 1996           99,784      $  (453)   $   (921)  $ (1,374)


          See Accompanying Notes to Consolidated Financial Statements

                       ANGELES INCOME PROPERTIES, LTD. II

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                        Years Ended December 31,
                                                           1996         1995
Cash flows from operating activities:
Net (loss) income                                        $   (270)    $   1,418
Adjustments to reconcile net (loss) income to net
cash provided by operating activities:
  Depreciation                                              1,759         1,863
  Amortization of discounts, loan costs and
     lease commissions                                         91           134
  Bad debt expense (recovery), net                             27           (25)
  Equity in loss of joint venture                              22            45
  Gain on transfer of property in foreclosure                  --        (1,385)
  Loss on disposal of property                                 --            40
  Extraordinary item - loss on refinancing                    173            --
  Extraordinary item - gain on extinguishment of debt          --          (565)
Change in accounts:
    Restricted cash                                           (14)           11
    Accounts receivable                                      (116)          (68)
    Escrows for taxes                                           1            40
    Other assets                                              (44)          (50)
    Accounts payable                                          (48)          (75)
    Tenant security deposit liabilities                        11            --
    Accrued taxes                                              64            31
    Other liabilities                                         (74)           99

       Net cash provided by operating
         activities                                         1,582         1,513

Cash flows from investing activities:
    Property improvements and replacements                   (416)         (575)
    Insurance proceeds                                         --            19
    Deposits to restricted escrows                         (1,531)          (79)
    Receipts from restricted escrows                          339            30
    Advances to joint venture                                 (29)           --

       Net cash used in investing activities               (1,637)         (605)

Cash flows from financing activities:
    Loan costs                                               (309)           --
    Payments on mortgage notes payable                       (183)         (263)
    Repayments of mortgage notes payable                  (23,974)           --
    Proceeds from mortgage notes payable                   25,800            --
    Debt extinguishment costs                                (132)           --

       Net cash provided by (used in)
         financing activities                               1,202          (263)

Net increase in cash and cash equivalents                   1,147           645
Unrestricted cash and cash equivalents at beginning of year 1,708         1,063
Unrestricted cash and cash equivalents at end of year    $  2,855     $   1,708
Supplemental disclosure of cash flow
  information:
  Cash paid for interest                                 $  1,473     $   1,497
  Fixed assets included in accounts payable              $    152     $      --

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

In connection with the foreclosure of Executive Plaza Office Park, the following accounts were adjusted by the following non-cash amounts: (dollar amounts in thousands)


Accounts receivable                             $   (101)
Investment properties                             (4,482)
Other assets                                         (89)
Taxes                                                145
Tenant security deposits                              40
Mortgage                                           5,987
Other liabilities                                    510


          See Accompanying Notes to Consolidated Financial Statements


                       ANGELES INCOME PROPERTIES, LTD. II

                   Notes to Consolidated Financial Statements

                              December 31, 1996


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization: Angeles Income Properties, Ltd. II (the "Partnership" or "Registrant") is a California limited partnership organized on October 12, 1982 to acquire and operate residential and commercial real estate properties. The Partnership's Managing General Partner is Angeles Realty Corporation II ("ARC II"), an affiliate of Insignia Financial Group, Inc. As of December 31, 1996, the Partnership operates three residential and one commercial property located in or near major urban areas in the United States.

Principles of Consolidation: The financial statements include all the accounts of the Partnership and its majority owned partnerships. All significant interpartnership balances have been eliminated. Minority interest is immaterial and not shown separately in the financial statements.

Joint Venture: The Partnership accounts for its 14.4% investment in Princeton Meadows Joint Venture ("Joint Venture") using the equity method of accounting.

Allocations and Distributions to Partners: In accordance with the Partnership Agreement, any gain from the sale or other disposition of Partnership assets will be allocated first to the Managing General Partner to the extent of the amount of any Brokerage Compensation and Incentive Interest to which the Managing General Partner is entitled. Any gain remaining after said allocation will be allocated to the General Partners and Limited Partners in proportion to their interests in the Partnership.

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

Unrestricted Cash and Cash Equivalents: The Partnership considers all highly liquid investments with a maturity when purchased of three months or less to be cash equivalents. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Restricted Cash - Tenant Security Deposits: The Partnership requires security deposits from all apartment lessees for the duration of the lease and considers the deposits to be restricted cash. Deposits are refunded when the tenant vacates the apartment if there has been no damage to the unit.

Investment Properties: Prior to the fourth quarter of 1995, investment properties were carried at the lower of cost or estimated fair value, which was determined using the higher of the property's non-recourse debt amount, when applicable, or the net operating income of the investment property capitalized at a rate deemed reasonable for the type of property. During the fourth quarter of 1995 the Partnership adopted "FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The effect of adoption was not material.

Loan Costs: Loan costs, included in "Other assets" on the balance sheet, of $547,000 are being amortized on a straight-line basis over the lives of the loans. Current accumulated amortization is $81,000 and is also included in "Other assets" on the balance sheet.

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

Fair Value: In 1995, the Partnership implemented "Statement of Financial Accounting Standards No. 107, Disclosure about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The carrying amount of the Partnership's cash and cash equivalents approximates fair value due to short-term maturities. The Partnership estimates the fair value of its fixed rate mortgages by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership (see "Note B").

Restricted Escrows:

Capital Improvement Reserves - At the time of the refinancing of Deer Creek and Landmark Apartments, $1,313,000 of the proceeds for Deer Creek Apartments and $150,000 of the proceeds for Landmark Apartments were designated for "Capital Improvement Escrows" for certain capital improvements. At December 31, 1996, the balance remaining in the escrows were, $1,336,000 and $150,000, respectively, which includes interest earned on these funds. Upon completion of the scheduled property improvements any excess funds will be returned to the property for property operations.

Reserve Account - In addition to the Capital Improvement Reserves, general Reserve Accounts of $80,000 were established with the refinancing proceeds for the Georgetown Apartments. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out-of-pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership is required to deposit net operating income (as defined in the mortgage note) from the refinanced property to the reserve account until the reserve account equals $400 per apartment unit, or $80,000 in total. At December 31, 1996, the balance was $88,000, which includes interest earned on these funds.

Reclassifications: Certain reclassifications have been made to the 1995 balances to conform to the 1996 presentation.

NOTE B - MORTGAGE NOTES PAYABLE

The principal terms of mortgage notes payable are as follows (dollar amounts in thousands):


                       Monthly                         Principal    Principal
                       Payment    Stated                Balance    Balance At
                      Including  Interest   Maturity    Due At    December 31,
      Property        Interest     Rate       Date     Maturity       1996

Deer Creek Apts.
 1st mortgage          $   43      7.33%    11/2003    $  5,779   $   6,295

Georgetown Apts.
 1st mortgage              41      7.83%    10/2003       4,806       5,402
 2nd mortgage               1      7.83%    10/2003         173         173

Landmark Apts.
 1st mortgage              45      7.33%    11/2003       6,054       6,590
                       $  130                          $ 16,812      18,460

Less unamortized discounts
 at a rate of 8.13%                                                    (85)
                                                                 $  18,375


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

The mortgage notes payable are nonrecourse and are secured by pledge of certain of the Partnership's rental properties and by pledge of revenues from the respective rental properties. Certain of the notes require prepayment penalties if repaid prior to maturity.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 1996, are as follows (dollar amounts in thousands):


                      1997                       194
                      1998                       209
                      1999                       225
                      2000                       243
                      2001                       261
                   Thereafter                 17,328
                                             $18,460


NOTE C - INCOME TAXES

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

Differences between the net income (loss) as reported and Federal taxable loss result primarily from changes in rental income received in advance and depreciation over different methods and lives and on differing cost bases of investment properties. The following is a reconciliation of reported net income
(loss) and Federal taxable loss:


                                             1996            1995

Net income (loss) as reported            $   (270)       $  1,418
Add (deduct):
   Depreciation differences                   (69)           (169)
   Unearned income                             13             (80)
   Accrued audit                               (3)             (3)
   Gain on foreclosure                         --          (1,942)
   Other                                      (14)            (12)

Federal taxable loss                     $   (343)       $   (788)

Federal taxable loss per limited
   partnership unit                      $  (3.41)       $  (7.81)


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities:

Net deficiency as reported              $  (1,374)
Land and buildings                          2,836
Accumulated depreciation                   (6,325)
Syndication and distribution costs          6,148
Investment in Joint Venture                   199
Unearned income                               (88)
Accrued audit                                  20
Other                                          (7)

Net assets - Federal tax basis          $   1,409

NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid to the Managing General Partner and affiliates in 1996 and in 1995:

                                                     1996           1995

Property management fees                        $    322       $    326

Reimbursement for services of affiliates             223            261


A director of Insignia Financial Group, Inc. is affiliated with a professional legal association that received fees of $24,000 in connection with the 1996 refinancing of Deercreek Apartments and Landmark Apartments (See "Note J").

The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which were later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust, provided financing to the Joint Venture, which is secured by the Joint Venture's investment property known as the Princeton Meadows Golf Course, in the amount of $1,567,000. Total interest expense was $200,000 and $203,000 for the years ended December 31, 1996 and 1995, respectively.

MAE GP Corporation ("MAE GP"), an affiliate of the Managing General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT. The Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 39% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.3% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT. However, MAE GP may choose to vote these shares as it deems appropriate in the future. In addition, Liquidity Assistance, LLC, ("LAC"), an affiliate of the Managing General Partner and an affiliate of Insignia Financial Group, Inc., ("Insignia") which provides property management and partnership administration services to the Partnership, owns 126,500 Class A Shares of AMIT at December 31, 1996. As of February 1, 1997, the number of shares owned by LAC decreased to 96,800. These Class A Shares entitle LAC to vote approximately 2.2% of the total shares. In addition, Insignia has engaged and continues to engage in discussions with AMIT regarding various potential business combinations with affiliates of Insignia.

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


NOTE E - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION

                             Initial Cost
                             To Partnership
                             (in thousands)
                                                                       Cost
                                                      Buildings     Capitalized
                                                     and Related     (Removed)
                                                       Personal    Subsequent to
      Description        Encumbrances      Land        Property     Acquisition
Atlanta Crossing
  Shopping Center         $    --        $  213      $  6,071      $ (1,067)
Deer Creek Apts.            6,295           953         8,863         1,142
Georgetown Apts.            5,575           294         6,545           293
Landmark Apts.              6,590           738         9,885         1,179

  Totals                   18,460        $2,198      $ 31,364      $  1,547

Less unamortized
  discounts                   (85)
                          $18,375

                        Gross Amount At Which Carried
                              At December 31, 1996
                                 (in thousands)

                            Buildings
                           And Related
                            Personal             Accumulated     Date     Depreciable
Description         Land    Property    Total    Depreciation  Acquired   Life-Years
Atlanta Crossing
  Shopping Center  $   213 $  5,004    $  5,217  $  4,219      09/27/83      10-20

Deer Creek Apts.       953   10,005      10,958     6,672      09/28/83      10-20

Georgetown Apts.       294    6,838       7,132     4,521      11/21/83      10-20

Landmark Apts.         738   11,064      11,802     7,632      12/16/83      10-20

  Totals           $ 2,198 $ 32,911    $ 35,109  $ 23,044

The depreciable lives included above are for the buildings and components. The depreciable lives for related personal property are for 5 to 7 years.

Reconciliation of "Investment Properties and Accumulated Depreciation":

                                                Year Ended December 31,
                                                   1996            1995
                                                      (in thousands)
Investment Properties

Balance at beginning of year                  $   34,541      $  47,682
   Property improvements                             568            575
   Write-offs due to replacements                     --           (207)
   Foreclosure of Executive Plaza                     --        (13,509)

Balance at end of year                        $   35,109      $  34,541

Accumulated Depreciation

Balance at beginning of year                  $   21,285      $  28,596
   Additions charged to expense                    1,759          1,863
   Write-offs due to replacements                     --           (147)
   Foreclosure of Executive Plaza                     --         (9,027)

Balance at end of year                        $   23,044      $  21,285


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1996 and 1995, is $37,944,000 and $37,387,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1996 and 1995, is $29,368,000 and $27,540,000.

NOTE F - INVESTMENT IN JOINT VENTURE

Condensed balance sheet information of the Joint Venture at December 31, 1996, is as follows (in thousands):

Assets
Cash                                              $     76
Deferred charges and other assets                      124
Investment properties, net                           1,894

   Total                                          $  2,094

Liabilities and Partners' Capital
Notes payable to AMIT (Note D)                    $  1,567
Other liabilities                                      527
Partners' capital                                       --

   Total                                          $  2,094


The condensed profit and loss statement of the Joint Venture is summarized as follows:

                                           Year Ended
                                          December 31,
                                         (in thousands)
                                       1996             1995

Revenue                            $   1,417        $   1,158
Costs and expenses                    (1,567)          (1,472)

   Net loss                        $    (150)       $    (314)

The Partnership's equity interest in the loss of the Joint Venture for the years ended December 31, 1996 and 1995, was $22,000 and $45,000, respectively.

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

In November 1995, representatives of the Joint Venture and the New Jersey DEP met and developed a plan of action to clean-up the contamination site at Princeton Meadows Golf Course. The Joint Venture has engaged an engineering firm to conduct consulting and compliance work and a second firm to perform the field work necessary for the clean-up. The Joint Venture has recorded a liability of $199,000 for the costs of the clean-up. The contracts have been executed and field work has been completed with the expected completion date of the compliance work to be sometime in 1997. The Managing General Partner believes the liability recorded is sufficient to cover all costs associated with this incident.

NOTE G - OPERATING LEASES

Tenants of the commercial properties are responsible for their own utilities and maintenance of their space, and payment of their proportionate share of common area maintenance, utilities, insurance and real estate taxes. Tenants are generally not required to pay a security deposit. Bad debt expense has been within the Managing General Partner's expectations.

As of December 31, 1996, the Partnership had minimum future rentals under noncancellable leases with terms ranging from twelve months to twenty five years.


                              (in thousands)

             1997               $   647
             1998                   581
             1999                   530
             2000                   493
             2001                   452
          Thereafter              1,811

                                $ 4,514


NOTE H - GROUND LEASE

The Partnership assumed three operating leases in connection with the acquisition of a leasehold interest in the Atlanta Crossing Shopping Center. The aggregate annual lease expense for the years ended December 31, 1996 and 1995, was $56,000 and $53,000, respectively. Such amounts are included in the statements of operations as "Operating" expenses. The terms of these leases provide for increases in rent every five years, based on the Consumer Price Index.

As of December 31, 1996, the aggregate minimum rental payments under the land leases were as follows (in thousands):

                      1997                         $   56
                      1998                             56
                      1999                             56
                      2000                             56
                      2001                             56
                   Thereafter                       1,064

                      Total                        $1,344


NOTE I - ABANDONED LIMITED PARTNERSHIP UNITS

In 1996 and 1995, the number of Limited Partnership Units decreased by 67 units and 1 unit, respectively, due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. However, during the year of abandonment, the Limited Partner will still be allocated his or her share of the income or loss. The income or loss per Limited Partnership Unit in the accompanying Statements of Operations is calculated based on the number of units outstanding at the beginning of the year.

NOTE J - REFINANCINGS

On November 1, 1996, the Partnership refinanced the mortgages encumbering Deer Creek Apartments and Landmark Apartments. As a result of the refinance, the Partnership incurred a $173,000 loss on refinancing due to the write-off of unamortized loan costs and prepayment penalties incurred. The new mortgage indebtedness of $6,300,000 for Deer Creek Apartments and $6,600,000 for Landmark Apartments carries a stated interest rate of 7.33% and a maturity date of November 2003. This financing was necessary due to the maturity of the mortgage secured by Deer Creek Apartments in July 1996. Landmark Apartments was refinanced to obtain a lower interest rate and to provide funds needed to help close the Deer Creek Apartments refinancing.

NOTE K - FORECLOSURE OF EXECUTIVE PLAZA

On March 20, 1995, the Partnership negotiated a Deed in Lieu of Foreclosure for Executive Plaza Office Park, located in Huntsville, Alabama. The total outstanding debt on the property at the time of foreclosure was $6,430,000 including $443,000 in accrued interest. The net fair value and the recorded net book value less related net operating liabilities as of the date of foreclosure totaled $5,867,000 and $4,482,000, respectively. The net gain on foreclosure amounted to $1,950,000 of which $1,385,000 represented a gain on transfer of property in foreclosure and $565,000 represented an extraordinary gain on the extinguishment of related debt. The gain on transfer of assets represents the difference between fair value and the net book value of the property surrendered. The extraordinary gain represents the difference between the settlement amount of the debt and the recorded amount of the debt extinguished pursuant to the foreclosure.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no disagreements with Ernst & Young, LLP regarding the 1995 or 1996 audits of the Partnership's financial statements.


                                      PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The names of the directors and executive officers of Angeles Realty Corporation II ("ARC II"), the Partnership's Managing General Partner as of December 31, 1996, their ages and the nature of all positions with ARC II presently held by them are as follows:

Name                                Age               Position

Carroll D. Vinson                   56                President, Director

Robert D. Long, Jr.                 29                Controller, Principal

William H. Jarrard, Jr.             50                Vice President

John K. Lines, Esq.                 37                Vice President and
                                                      Secretary

Kelley M. Buechler                  39                Assistant Secretary


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

William H. Jarrard, Jr. has been Managing Director - Partnership Administration of Insignia since January 1991. Mr. Jarrard served as Managing Director - Partnership Administration and Asset Management from July 1994 until January 1996.

John K. Lines, Esq. has been Insignia's General Counsel since June 1994 and General Counsel and Secretary since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation in West Palm Beach, Florida. From October 1991 until May 1993, Mr. Lines was a Senior Attorney with Banc One Corporation in Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was employed as an Associate Attorney with Squire Sanders & Dempsey in Columbus, Ohio.

Kelley M. Buechler is Assistant Secretary of the General Partner and has served as Secretary of Insignia since 1991.

ITEM 10.  EXECUTIVE COMPENSATION

No direct form of compensation or remuneration was paid by the Partnership to any officer or director of ARC II. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment. However, fees and other payments have been made to the Partnership's Managing General Partner and its affiliates, as described in "Note D" of the Financial Statements included under "Item 7.", which is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of January 1, 1997, no person owned of record more than 5% of Limited Partnership Units of the Partnership nor was any person known by the Partnership to own of record and beneficially, or beneficially only, more than 5% of such securities.

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

During the year ended December 31, 1996, the transactions that occurred between the Partnership and ARC II and affiliates of ARC II pursuant to the terms of the Agreement are disclosed under "Note D" of the Partnership's Financial Statements included under "Item 7.", which is hereby incorporated by reference.



                                      PART IV


ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits required by Item 601 of Regulation S-B:  Refer to
              Exhibit Index.

         (b) No reports on Form 8-K were filed during the fourth quarter of 1996.


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

                                 Date: March 21, 1997



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.



/s/Carroll D. Vinson                 President, Director
Carroll D. Vinson

/s/Robert D. Long, Jr.               Controller and Principal
Robert D. Long, Jr.                  Accounting Officer



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

        10.9 Additional Financing - Georgetown Apartments, dated September 22, 1989, incorporated herein by reference.

        10.10                         Purchase and Sale Agreement with Exhibits
                                      - dated July 26, 1991 between Princeton
                                      Golf Course Joint Venture and Lincoln
                                      Property Company No. 199 filed in Form 10-
                                      K dated March 27, 1992, incorporated
                                      herein by reference.

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

        10.14 Multifamily Note - Deercreek Apartments between Angeles Income Properties, Ltd. II and Lehman Brothers Holdings, Inc. d/b/a Lehman Capital, a division of Lehman Brothers Holdings, Inc. dated November 1, 1996.

        10.15 Multifamily Note - Landmark Apartments between Angeles Income Properties, Ltd. II and Lehman Brothers Holdings, Inc. d/b/a Lehman Capital, a division of Lehman Brothers Holdings, Inc. dated November 1, 1996.

        16 Letter from the Registrant's former accountant regarding its concurrence with the statements made by the registrant is incorporated by reference to the Exhibit filed with Form 8-K dated September 1, 1993.

        27                            Financial Data Schedule is filed as an
                                      Exhibit to this report.