Form 10QSB
period 1997-03-31
ANGELES INCOME PROPERTIES LTD II
filed 1997-05-12
CIK 711642

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


                 For the quarterly period ended March 31, 1997


[] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period.........to.........


                         Commission file number 0-11767


                       ANGELES INCOME PROPERTIES, LTD. II
       (Exact name of small business issuer as specified in its charter)

         California                                             95-3793526
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                               Identification No.)

    One Insignia Financial Plaza
     Greenville, South Carolina                                    29602
(Address of principal executive offices)                         (Zip Code)


                                 (864) 239-1000
                          (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                         PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS


a)                    ANGELES INCOME PROPERTIES, LTD. II
                          CONSOLIDATED BALANCE SHEET
                                 (Unaudited)
                       (in thousands, except unit data)

                                March 31, 1997


Assets
  Cash and cash equivalents:
     Unrestricted                                                 $  3,047
     Restricted--tenant security deposits                              267
  Accounts receivable, net of allowance for
     doubtful accounts of $90                                           57
  Escrows for taxes                                                    193
  Restricted escrows                                                 1,667
  Other assets                                                         732
  Investment in, and advances of $46 to,
     Joint Venture                                                      31
  Investment properties
     Land                                          $   2,197
     Buildings and related personal property          32,867
                                                      35,064
     Less accumulated depreciation                   (23,409)       11,655

                                                                  $ 17,649

Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                                $     52
  Tenant security deposits                                             267
  Accrued taxes                                                        207
  Other liabilities                                                    176
  Mortgage notes payable                                            18,331

Partners' Deficit
  General partners                                 $    (453)
  Limited partners (99,784 units issued and
     outstanding)                                       (931)       (1,384)

                                                                  $ 17,649

         See Accompanying Notes to Consolidated Financial Statements

b)                    ANGELES INCOME PROPERTIES, LTD. II
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                                     Three Months Ended
                                                          March 31,
                                                       1997          1996
Revenues:
  Rental income                                    $   1,593     $   1,609
  Other income                                           106            69
    Total revenues                                     1,699         1,678

Expenses:
  Operating                                              447           452
  General and administrative                              69            88
  Maintenance                                            183           172
  Depreciation                                           443           433
  Interest                                               365           396
  Property taxes                                         140           133
  Bad debt expense                                        10            38
     Total expenses                                    1,657         1,712

Equity in loss of Joint Venture                          (15)          (30)
Loss on disposal of property                             (37)           --

     Net loss                                      $     (10)    $     (64)

Loss allocated to
  general partners (1%)                            $      --     $      (1)
Loss allocated to
  limited partners (99%)                                 (10)          (63)

    Net loss                                       $     (10)    $     (64)

Net loss per limited partnership unit              $    (.10)    $    (.63)

          See Accompanying Notes to Consolidated Financial Statements


c)                         ANGELES INCOME PROPERTIES, LTD. II
                   CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                        (Unaudited)
                              (in thousands, except unit data)

                                     Limited
                                   Partnership    General       Limited
                                      Units      Partners       Partners         Total
Original capital contributions      100,000    $       1    $   50,000      $   50,001

Partners' deficit
   at December 31, 1996              99,784    $    (453)   $     (921)     $   (1,374)

Net loss for the three months
   ended March 31, 1997                  --           --           (10)            (10)

Partners' deficit
   at March 31, 1997                 99,784    $    (453)   $     (931)     $   (1,384)

                See Accompanying Notes to Consolidated Financial Statements


d)                         ANGELES INCOME PROPERTIES, LTD. II
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)
                                      (in thousands)

<aptioin>
                                                           Three Months Ended
                                                                March 31,
                                                             1997           1996
Cash flows from operating activities:
  Net loss                                              $     (10)     $     (64)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
   Bad debt expense                                            10             38
   Depreciation                                               443            433
   Amortization of discounts, loan costs and lease
    commissions                                                25             30
   Equity in loss of Joint Venture                             15             30
   Loss on disposal of property                                37             --
  Change in accounts:
   Restricted cash                                             (8)            (2)
   Accounts receivable                                        132            (32)
   Escrows for taxes                                          (98)           (89)
   Other assets                                                (9)           (10)
   Accounts payable                                          (200)           (58)
   Tenant security deposit liabilities                         11              2
   Accrued taxes                                               29             75
   Other liabilities                                            5             34

      Net cash provided by operating activities               382            387

Cash flows from investing activities:
  Property improvements and replacements                     (70)           (64)
  Deposits to restricted escrows                             (61)           (16)
  Advances to Joint Venture                                   (2)           (29)

      Net cash used in investing activities                 (133)          (109)

Cash flows from financing activities:
  Loan costs                                                 (10)           (10)
  Payments on mortgage notes payable                         (47)           (70)

      Net cash used in financing activities                  (57)           (80)

Net increase in unrestricted cash and
  cash equivalents                                           192            198

Unrestricted cash and cash equivalents at
  beginning of period                                      2,855          1,708

Unrestricted cash and cash equivalents at
  end of period                                         $  3,047       $  1,906

Supplemental disclosure of cash flow information:
  Cash paid for interest                                $    345       $    370

          See Accompanying Notes to Consolidated Financial Statements

e)
                       ANGELES INCOME PROPERTIES, LTD. II
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in Angeles Income Properties, Ltd. II's (the "Partnership" or the "Registrant") annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid to the Managing General Partner and affiliates during the three months ended March 31, 1997 and 1996:


                                                  1997          1996
                                                    (in thousands)

Property management fees                          $82           $79

Reimbursements for services
  of affiliates (including $13 of
  construction oversight costs for
  the three months ended March 31, 1997)           66            49

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

Angeles Mortgage Investment Trust, ("AMIT"), a real estate investment trust, provides financing to the Princeton Meadows Golf Course Joint Venture ("Joint Venture") which is secured by the Joint Venture's sole investment property known as the Princeton Meadows Golf Course, in the amount of $1,567,000. Interest expense on the debt secured by the Joint Venture was $49,000 and $52,000 for the three months ended March 31, 1997 and 1996, respectively. Accrued interest was $17,000 at March 31, 1997.

MAE GP Corporation ("MAE GP"), an affiliate of the Managing General Partner, owns 1,675,113 Class B Shares of AMIT. The terms of the Class B Shares provide that they are convertable, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares (however, in connection with the settlement agreement described in the following paragraph, MAE GP has agreed not to convert the Class B Shares so long as AMIT's option is outstanding). These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares, providing MAE GP with approximately 39% of the total voting power of AMIT (unless and until converted to Class A Shares, in which case the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.3% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. MAE GP has not exerted and continues to decline to exert any management control over or participate in the management of AMIT. MAE GP may choose to vote these shares as it deems appropriate in the future. In addition, Insignia Properties, L.P. ("IPLP"), an affiliate of the Managing General Partner and an affiliate of Insignia Financial Group, Inc. ("Insignia"), which provides property management and partnership administration services to the Partnership, owns 96,800 Class A Shares of AMIT at March 31, 1997. These Class A Shares represent approximately 2.2% of the total voting power of AMIT.

As part of a settlement of certain disputes with AMIT, MAE GP granted to AMIT an option to acquire the Class B shares owned by it. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships affiliated with MAE GP as of November 9, 1994 (which is the date of execution of a definitive Settlement Agreement) have been paid in full, but in no event prior to November 9, 1997. In connection with such settlement, AMIT delivered to MAE GP cash in the sum of $250,000 at closing (which occurred April 14, 1995) as payment for the option. If and when the option is exercised, AMIT will be required to remit to MAE GP an additional $94,000.

Simultaneously with the execution of the option and as part of the settlement, MAE GP executed an irrevocable proxy in favor of AMIT, the result of which is that MAE GP is permitted to vote the Class B Shares on all matters except those involving transactions between AMIT and MAE GP affiliated borrowers or the election of any MAE GP affiliate as an officer or trustee of AMIT. On those matters, MAE GP is obligated to deliver to the AMIT trustees, in their capacity as trustees of AMIT, proxies with regard to the Class B Shares instructing such trustees to vote said Class B Shares in accordance with the vote of the majority of the Class A Shares voting to be determined without consideration of the votes of "Excess Class A Shares" (as defined in Section 6.13 of the Declaration of Trust of AMIT).

On April 3, 1997, Insignia and AMIT entered into a non-binding agreement in principle contemplating, among other things, a business combination of AMIT and Insignia Properties Trust, an entity owned 98% by Insignia and its affiliates ("IPT"). It is anticipated that the resulting combined entity would be owned approximately 82% by Insignia and its affiliates and 18% by the pre-combination AMIT shareholders (including MAE GP and IPLP). The proposed transaction is contingent upon, among other things, satisfactory review of the business, operations, properties and assets of AMIT and IPT, the negotiation and execution of definitive agreements and the approval of the proposed transaction by the trustees and shareholders of each of AMIT and IPT.

NOTE C - INVESTMENT IN JOINT VENTURE

The Partnership owns a 14.4% interest in the Joint Venture. The Partnership accounts for its interest in the Joint Venture using the equity method of accounting.

Condensed balance sheet information of the Joint Venture is as follows:


                                        March 31, 1997
                                        (in thousands)
Assets
Cash                                     $    125
Other assets                                  222
Investment property, net                    1,889
Total                                    $  2,236

Liabilities and Partners' Deficit
Notes payable to AMIT                    $  1,567
Other liabilities                             775
Partners' deficit                            (106)
Total                                    $  2,236

The condensed profit and loss statements of the Joint Venture are summarized as follows:

                               Three Months Ended
                                    March 31,
                                1997           1996
                                  (in thousands)

Revenues                        $196           $115
Costs and expenses              (302)          (324)

    Net loss                   $(106)         $(209)



The Partnership's equity interest in the loss of the Joint Venture for the three months ended March 31, 1997, was $15,000 and was $30,000 for the three months ended March 31, 1996.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


The Partnership's investment properties consist of three apartment complexes and one commercial property. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1997 and March 31, 1996:



                                                            Average
                                                            Occupancy
Property                                                1997         1996

Atlanta Crossing Shopping Center                        89%           90%
   Montgomery, Alabama (1)

Deer Creek Apartments                                   95%           95%
   Plainsboro, New Jersey

Georgetown Apartments                                   97%           98%
   South Bend, Indiana

Landmark Apartments                                     91%           95%
   Raleigh, North Carolina (2)

1) The Managing General Partner is still working to lease several outparcels at this property and hopes to increase occupancy during the remainder of 1997.

2) The decrease in occupancy at Landmark Apartments is due to the softening market in the area.

The Partnership's net loss for the three months ended March 31, 1997, was $10,000 versus a net loss of $64,000 for the three months ended March 31, 1996. The decrease in net loss is due primarily to an increase in other income and a decrease in total expenses, offset partially by a loss recognized on disposal of property. Other income increased due to increased interest income. During the first quarter of 1997, the Partnership invested in instruments that yield a higher rate of return on the Partnership's cash reserves. Also, as a result of the refinance of the mortgages encumbering Deer Creek Apartments and Landmark Apartments in the second half of 1996, there was an increase in capital reserve balances, leading to increased interest income. General and administrative expense decreased due to decreases in taxes, fees and licenses and administrative expenses such as postage and copying. The decrease in interest expense is a result of lower interest rates obtained by the refinancing of the mortgages encumbering Deer Creek Apartments and Landmark Apartments. Partially offsetting these decreases in expense were increases in maintenance expense and depreciation expense. Maintenance expense increased at Landmark Apartments due to minor interior and exterior improvements made during the first quarter of 1997. Depreciation expense increased due to more capital improvements being made in late 1996 and the first quarter of 1997.

The Managing General Partner determined that past due amounts, from tenants of the Atlanta Crossing Shopping Center, amounting to $10,000 were uncollectible and therefore were reserved, resulting in bad debt expense for the three months ended March 31, 1997.

The Partnership has a 14.4% investment in the Princeton Meadows Golf Course Joint Venture. For the three months ended March 31, 1997, the Partnership realized equity in loss of the Joint Venture of $10,000 as compared to a $30,000 loss for the three months ended March 31, 1996. The decreased loss at Princeton Meadows Golf Course in 1997 can be attributed to an increase in revenue. These revenue increases are the result of maintenance upgrades at the golf course that have improved the appearance of the property. The completion of these upgrades in 1996 lead to a decrease in expenses for the three months ended March 31, 1997.

For the three months ended March 31, 1997, the Partnership recognized a loss on disposal of property of $37,000. This loss resulted from the write-off of roofs at Deer Creek Apartments that were not fully depreciated at the time of replacement. The roof replacement project is still in process at March 31, 1997.

Included in maintenance expense for the three months ended March 31, 1997, is $48,000 of major repairs and maintenance mainly comprised of exterior building improvements and parking lot repairs. Included in maintenance expense for the three months ended March 31, 1996, is $34,000 of major repairs and maintenance mainly comprised of major landscaping and exterior building improvements.

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

At March 31, 1997, the Partnership had unrestricted cash and cash equivalents of $3,047,000 versus $1,906,000 at March 31, 1996. Net cash provided by operating activities remained consistent for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996. However, there were significant fluctuations in accounts receivable and accounts payable. Accounts receivable fluctuated due to a revised estimate of expense recoveries from tenants at the Atlanta Crossing Shopping Center. Accounts payable decreased due to payments of property improvements and replacements that were accrued for at December 31, 1996. Net cash used in investing activities increased due to an increase in deposits to restricted escrows as required by the new mortgage indebtedness secured by Landmark Apartments and Deer Creek Apartments. Net cash used in financing activities decreased due to decreased payments required on the new mortgage indebtedness. These decreased payments are the direct result of a decreased mortgage balance on the debt secured by Deer Creek Apartments and due to the extended amortization period from 20 years to 30 years on the new mortgage indebtedness secured by Landmark Apartments.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The Partnership has mortgage notes payable totaling $18,331,000. The first mortgages secured by Deer Creek Apartments and Landmark Apartments mature in November 2003. The remaining debt, which is secured by Georgetown Apartments, matures in October 2003.

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

                         PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS



The Registrant is unaware of any pending or outstanding litigation that is not of a routine nature. The Registrant believes that all such routine matters are adequately covered by insurance and will be resolved without a material adverse effect upon the Partnership's financial condition, results of operation or liquidity.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits:

          Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     b)   Reports on Form 8-K:

          None filed during the three months ended March 31, 1997.


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


                          Date: May 12, 1997