Form 10QSB
period 1997-06-30
ANGELES INCOME PROPERTIES LTD II
filed 1997-08-11
CIK 711642

FORM 10-QSB.--QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                    U.S. Securities and Exchange Commission
                            Washington, D.C.  20549


                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1997


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

                                   June 30, 1997


Assets
  Cash and cash equivalents:
     Unrestricted                                                 $   2,282
     Restricted--tenant security deposits                               273
  Accounts receivable, net of allowance for
     doubtful accounts of $59                                           170
  Escrows for taxes                                                     167
  Restricted escrows                                                  1,716
  Other assets                                                          742
  Investment in, and advances of $46 to,
     Joint Venture                                                       58
  Investment properties:
     Land                                           $   2,197
     Buildings and related personal property           33,097
                                                       35,294
     Less accumulated depreciation                    (23,691)       11,603
                                                                  $  17,011

Liabilities and Partners' Deficit
  Liabilities
     Accounts payable                                             $     225
     Tenant security deposits                                           273
     Accrued taxes                                                      218
     Other liabilities                                                  189
     Mortgage notes payable                                          18,290

  Partners' Deficit
     General partners                               $    (461)
     Limited partners (99,784 units outstanding)       (1,723)       (2,184)
                                                                  $  17,011

            See Accompanying Notes to Consolidated Financial Statements


b)                     ANGELES INCOME PROPERTIES, LTD. II
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                         (in thousands, except unit data)

                                       Three Months Ended      Six Months Ended
                                            June 30,               June 30,
                                         1997         1996       1997      1996
Revenues:
  Rental income                       $  1,789     $  1,598    $  3,382  $  3,207
  Other income                             116           77         222       146
      Total revenues                     1,905        1,675       3,604     3,353

Expenses:
  Operating                                461          470         908       922
  General and administrative                50           77         119       165
  Maintenance                              225          221         408       393
  Depreciation                             445          438         888       871
  Interest                                 369          393         734       789
  Property taxes                           137          147         277       280
  Bad debt (recovery) expense, net         (30)         (19)        (20)       19
      Total expenses                     1,657        1,727       3,314     3,439

Income (loss) before equity
  in income (loss) of Joint
  Venture and loss on disposal
  of property                              248          (52)        290       (86)

Equity in income (loss) of
  Joint Venture                             26           11          11       (19)
Loss on disposal of property               (74)          --        (111)       --

      Net income (loss)               $    200     $    (41)   $    190  $   (105)

Net income (loss) allocated
  to general partners (1%)            $      2     $     --    $      2  $     (1)
Net income (loss) allocated
  to limited partners (99%)                198          (41)        188      (104)

      Net income (loss)               $    200     $    (41)   $    190  $   (105)

Net income (loss) per limited
  partnership unit                    $   1.98     $   (.41)   $   1.88  $  (1.04)

              See Accompanying Notes to Consolidated Financial Statements

c)                          ANGELES INCOME PROPERTIES, LTD, II
                  CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                       (Unaudited)
                             (in thousands, except unit data)

                                  Limited
                                Partnership    General     Limited
                                    Units     Partners    Partners       Total
Original capital contributions    100,000     $      1   $  50,000    $  50,001

Partners' deficit at
  December 31, 1996                99,784     $   (453)  $    (921)   $  (1,374)

Partners' distributions                --          (10)       (990)      (1,000)

Net income for the six
  months ended June 30, 1997           --            2         188          190

Partners' deficit at
  June 30, 1997                    99,784     $   (461)  $  (1,723)   $  (2,184)

               See Accompanying Notes to Consolidated Financial Statements

d)
                         ANGELES INCOME PROPERTIES, LTD. II
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)

                                                             Six Months Ended
                                                                 June 30,
                                                             1997          1996
Cash flows from operating activities:
  Net income (loss)                                       $    190     $   (105)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating
    activities:
    Bad debt (recovery) expense, net                           (20)          19
    Depreciation                                               888          871
    Amortization of discounts, loan costs and
      lease commissions                                         49           58
    Equity in (income) loss of Joint Venture                   (11)          19
    Loss on disposal of property                               111           --
  Change in accounts:
    Restricted cash                                            (14)         (10)
    Accounts receivable                                         49          (30)
    Escrows for taxes                                          (72)        (147)
    Other assets                                               (40)         (19)
    Accounts payable                                           (27)         (53)
    Tenant security deposit liabilities                         17           17
    Accrued taxes                                               40          101
    Other liabilities                                           18           39

       Net cash provided by operating activities             1,178          760

Cash flows from investing activities:
  Property improvements and replacements                      (538)        (204)
  Deposits to restricted escrows                              (346)         (31)
  Withdrawals from restricted escrows                          236           --
  Advances to Joint Venture                                     (3)         (29)

       Net cash used in investing activities                  (651)        (264)

Cash flows from financing activities:
  Loan costs paid                                              (10)         (47)
  Payments on mortgage notes payable                           (90)        (141)
  Distributions to partners                                 (1,000)          --

       Net cash used in financing activities                (1,100)        (188)

Net (decrease) increase in unrestricted cash
  and cash equivalents                                        (573)         308

Unrestricted cash and cash equivalents at
  beginning of period                                        2,855        1,708

Unrestricted cash and cash equivalents at end of period   $  2,282     $  2,016

Supplemental disclosure of cash flow information:
  Cash paid for interest                                  $    694     $    739

          See Accompanying Notes to Consolidated Financial Statements


e)                     ANGELES INCOME PROPERTIES, LTD. II
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in Angeles Income Properties, Ltd. II's (the "Partnership" or the "Registrant") annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.


NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Managing General Partner and affiliates during the six month periods ended June 30, 1997 and 1996:


                                            1997        1996
                                            (in thousands)

Property management fees (included
  in operating expenses)                     $167        $158

Reimbursement for services
  of affiliates (included in general
  and administrative expenses)                 73         102


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

Angeles Mortgage Investment Trust ("AMIT") currently holds a note receivable from the Princeton Meadows Golf Course Joint Venture ("Joint Venture") in the amount of $1,567,000, which is secured by the Joint Venture's sole investment property known as the Princeton Meadows Golf Course. Total interest expense on this financing was $98,000 and $101,000 for the six months ended June 30, 1997 and 1996, respectively.

MAE GP Corporation ("MAE GP"), an affiliate of the Managing General Partner, owns 1,675,113 Class B Shares of AMIT. The terms of the Class B Shares provide that they are convertable, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares (however, in connection with the settlement agreement described in the following paragraph, MAE GP has agreed not to convert the Class B Shares so long as AMIT's option is outstanding). These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT(however, in connection with the settlement agreement described in the following paragraph, MAE GP has agreed to waive it's right to receive dividends and distributions so long as AMIT's option is outstanding). These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares, providing MAE GP with approximately 39% of the total voting power of AMIT (unless and until converted to Class A Shares, in which case the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.3% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. MAE GP has not exerted and continues to decline to exert any management control over or participate in the management of AMIT. MAE GP may choose to vote these shares as it deems appropriate in the future. In addition, Liquidity Assistance L.L.C., an affiliate of the Managing General Partner and an affiliate of Insignia Financial Group, Inc. ("Insignia"), which provides property management and partnership administration services to the Partnership, owns 96,800 Class A Shares of AMIT at June 30, 1997. These Class A Shares represent approximately 2.2% of the total voting power of AMIT.

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

On April 3, 1997, Insignia and AMIT entered into a non-binding agreement in principle contemplating, among other things, a business combination of AMIT and Insignia Properties Trust, an entity owned 98% by Insignia and its affiliates ("IPT"). On July 18, 1997, IPT, Insignia and MAE GP entered into a definitive merger agreement pursuant to which (subject to shareholder approval and certain other conditions, including the receipt by AMIT of a fairness opinion from its investment bankers) AMIT would be merged with and into IPT, with each Class A Share and Class B Share being converted into 1.625 and 0.0332 common shares of IPT, respectively. The foregoing exchange ratios are subject to adjustment to account for dividends paid by AMIT from January 1, 1997, through the closing date of the merger. It is anticipated that Insignia (and its affiliates) and MAE GP (and its affiliates) would own approximately 55% and 2.4%, respectively, of post-merger IPT when this transaction is consummated.

The Partnership may make advances to the Joint Venture as deemed appropriate by the Managing General Partner. These advances do not bear interest and do not have stated terms of repayment.

NOTE C - INVESTMENT IN JOINT VENTURE

The Partnership owns a 14.4% interest in the Joint Venture. The Partnership accounts for its interest in the Joint Venture using the equity method of accounting.

The balance sheet of the Joint Venture is summarized as follows:

                                                      June 30, 1997
                                                     (in thousands)
      Assets
      Cash                                            $    232
      Other assets                                         208
      Investment property, net                           1,894
         Total                                        $  2,334

      Liabilities and Partners' Capital
      Note payable to AMIT                            $  1,567
      Other liabilities                                    690
      Partners' capital                                     77
         Total                                        $  2,334

The statements of the operations of the Joint Venture are summarized as follows:


                         Three Months Ended       Six Months Ended
                              June 30,                June 30,
                           1997        1996        1997        1996
                           (in thousands)          (in thousands)

Revenues                $   545      $   494   $  741        $  609
Costs and expenses         (362)        (416)    (664)         (740)
  Net income (loss)     $   183      $    78   $   77        $ (131)



The Partnership realized equity income of $11,000 and equity loss of $19,000 in the Joint Venture for the six months ended June 30, 1997 and 1996, respectively.

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

In November 1995, representatives of the Joint Venture and the New Jersey DEP met and developed a plan of action to clean-up the contamination site at Princeton Meadows Golf Course. The Joint Venture has engaged an engineering firm to conduct consulting and compliance work and a second firm to perform the field work necessary for the clean-up. The Joint Venture has recorded a liability of $199,000 for the costs of the clean-up. The contracts have been executed and field work has been partially completed, with the expected completion date of the field work to be sometime in late 1997. The Managing General Partner anticipates that the compliance requirements will be satisfied by June 1998.

NOTE D - REFINANCINGS

On November 1, 1996, the Partnership refinanced the mortgages encumbering Deer Creek Apartments and Landmark Apartments. As a result of the refinance, the Partnership incurred a $173,000 loss on refinancing due to the write-off of unamortized loan costs and prepayment penalties incurred. The new mortgage indebtedness of $6,300,000 for Deer Creek Apartments and $6,600,000 for Landmark Apartments carries a stated interest rate of 7.33% and a maturity date of November 2003. The previous mortgage indebtedness carried stated interest rates of 9.13% and 9.75%. This refinancing was necessary due to the maturity of the mortgage secured by Deer Creek Apartments in July 1996. Landmark Apartments was refinanced to obtain a lower interest rate and to provide funds needed to help close the Deer Creek Apartments refinancing.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


The Partnership's investment properties consist of three apartment complexes and one commercial property. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1997 and June 30, 1996:


                                                      Average
                                                     Occupancy
Property                                          1997         1996

Atlanta Crossing Shopping Center
  Montgomery, Alabama (1)                          90%         91%

Deer Creek Apartments
  Plainsboro, New Jersey                           96%         95%

Georgetown Apartments
  South Bend, Indiana                              98%         97%

Landmark Apartments
  Raleigh, North Carolina (2)                      91%         93%

(1)The Managing General Partner is in discussions with several prospective tenants and is hopeful that occupancy will improve at this property.

(2)Occupancy at Landmark Apartments is down due to college students that have moved out for the summer. Occupancy should improve in the 3rd and 4th quarter of 1997 as students return to college.

The Partnership's net income for the six months ended June 30, 1997, was approximately $190,000 versus a net loss of approximately $105,000 for the six months ended June 30, 1996. For the three months ended June 30, 1997, the Partnership reported net income of approximately $200,000, versus a net loss of approximately $41,000 for the corresponding period of 1996. Net income for the three and six month periods ended June 30, 1997, increased compared to the same periods in 1996 as a result of increases in total revenues and decreases in expenses, partially offset by a loss recognized on disposal of property during 1997. Rental revenue increased primarily due to an increase in rental rates at all the investment properties. Other income increased due to increased interest income. During the first quarter of 1997, the Partnership invested in instruments that yield a higher rate of return on the Partnership's cash reserves. Also, as a result of the refinance of the mortgages encumbering Deer Creek Apartments and Landmark Apartments in the second half of 1996, there was an increase in capital reserve balances, leading to increased interest income. General and administrative expenses decreased due to a decrease in reimbursements for services of affiliates. The decrease in interest expense is a result of lower interest rates obtained by the refinancing of the mortgages encumbering Deer Creek Apartments and Landmark Apartments.

The Managing General Partner has recovered a net amount of $20,000, during the six months ended June 30, 1997, of past due amounts that had been previously reserved from tenants of Atlanta Crossing Shopping Center.

The Partnership has a 14.4% investment in the Princeton Meadows Golf Course Joint Venture. For the six months ended June 30, 1997, the Partnership realized equity in income of the Joint Venture of $11,000 compared to a $19,000 loss for the six months ended June 30, 1996. The improved performance at Princeton Meadows Golf Course in 1997 can be attributed to an increase in revenues. These revenue increases are the result of maintenance upgrades at the golf course that have improved the appearance of the property. The completion of these upgrades in 1996 led to a decrease in expenses for the six months ended June 30, 1997.

For the six months ended June 30, 1997, the Partnership recognized a loss on disposal of property of $111,000. This loss resulted from the write-off of roofs at Deer Creek Apartments that were not fully depreciated at the time of replacement. The roof replacement is still in process at June 30, 1997.

Included in maintenance expense for the six months ended June 30, 1997, is $80,000 of major repairs and maintenance mainly comprised of exterior building improvements, major landscaping, exterior painting and parking lot repairs. Included in maintenance expense for the six months ended June 30, 1996, is $69,000 of major repairs and maintenance mainly comprised of major landscaping and exterior building improvements.

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

At June 30, 1997, the Partnership had unrestricted cash and cash equivalents of approximately $2,282,000 versus approximately $2,016,000 at June 30, 1996. Net cash provided by operating activities increased primarily due to an increase in net income, as discussed above. Net cash used in investing activities increased due to an increase in property improvements and replacements and deposits to restricted escrows, as required by the new mortgage indebtedness secured by Landmark Apartments and Deer Creek Apartments. Partially offsetting the increase in deposits to restricted escrows was an increase in withdrawals from restricted escrows. Net cash used in financing activities increased due to a $1,000,000 distribution paid in April 1997. Additionally, loan costs paid in 1997 relate to the 1996 refinance of Deer Creek Apartments and Landmark Apartments. As a result of the refinance, the monthly debt service payments were reduced causing a reduction in the payments applied to the mortgage note balances.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The Partnership has mortgage notes payable totaling approximately $18,290,000. The first mortgages secured by Deer Creek Apartments and Landmark Apartments mature in November 2003. The remaining debt, which is secured by Georgetown Apartments, matures in October 2003.

The Partnership's primary source of cash is from the operations of its properties and from financing placed on such properties. Cash from these sources is utilized for property operations, capital improvements, and/or repayment of debt. The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership. As mentioned previously, cash distributions of $1,000,000 were paid in April 1997. Future cash distributions will depend on the levels of net cash generated from operations, refinancings and property sales.


                         PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    a) Exhibits:

       Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

    b) Reports on Form 8-K:

       None filed during the three months ended June 30, 1997.


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



                              ANGELES INCOME PROPERTIES, LTD. II


                              By:  Angeles Realty Corporation II
                                   Managing General Partner


                              By:  /s/ Carroll D. Vinson
                                   Carroll D. Vinson
                                   President


                              By:  /s/ Robert D. Long, Jr.
                                   Robert D. Long, Jr.
                                   Vice President/CAO


                              Date: August 11, 1997