Form 10QSB
period 1997-09-30
ANGELES INCOME PROPERTIES LTD II
filed 1997-11-10
CIK 711642

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT

                    U.S. Securities and Exchange Commission
                            Washington, D.C.  20549


                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1997


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period.........to.........

                         Commission file number 0-11767


                       ANGELES INCOME PROPERTIES, LTD. II
       (Exact name of small business issuer as specified in its charter)


         California                                              95-3793526
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                              Identification No.)

                   One Insignia Financial Plaza, PO Box 1089
                       Greenville, South Carolina  29602
                    (Address of principal executive offices)

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

                                 September 30, 1997

Assets
  Cash and cash equivalents:
     Unrestricted                                                 $   2,303
     Restricted--tenant security deposits                               270
  Accounts receivable, net of allowance for
     doubtful accounts of $139                                          141
  Escrows for taxes                                                     242
  Restricted escrows                                                  1,758
  Other assets                                                          718
  Investment in, and advances of $46 to,
     Joint Venture                                                       82
  Investment properties:
     Land                                           $   2,197
     Buildings and related personal property           33,338
                                                       35,535
     Less accumulated depreciation                    (24,080)       11,455
                                                                  $  16,969

Liabilities and Partners' Deficit
  Liabilities
     Accounts payable                                             $     155
     Tenant security deposits                                           269
     Accrued taxes                                                      296
     Other liabilities                                                  177
     Mortgage notes payable                                          18,244
  Partners' Deficit
     General partners                               $    (461)
     Limited partners (100,000 units issued and
       99,784 units outstanding)                       (1,711)       (2,172)
                                                                  $  16,969

            See Accompanying Notes to Consolidated Financial Statements
b)
                       ANGELES INCOME PROPERTIES, LTD. II
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)
                            (in thousands, except unit data)

                                       Three Months Ended      Nine Months Ended
                                          September 30,          September 30,
                                        1997        1996        1997        1996
Revenues:
  Rental income                       $  1,727    $  1,654     $  5,109    $  4,861
  Other income                             124          83          346         229
      Total revenues                     1,851       1,737        5,455       5,090

Expenses:
  Operating                                484         462        1,392       1,384
  General and administrative                69          74          188         239
  Maintenance                              228         256          636         649
  Depreciation                             460         442        1,348       1,313
  Interest                                 367         551        1,101       1,340
  Property taxes                           147         142          424         422
  Bad debt expense                          79          --           59          19
      Total expenses                     1,834       1,927        5,148       5,366

  Income (loss) before Equity in
    income (loss) of Joint Venture,
    Loss on disposal of property
    and Extraordinary item                  17        (190)         307        (276)

Equity in income (loss) of
  Joint Venture                             25          11           36          (8)
Loss on disposal of property               (30)         --         (141)         --

  Income (loss) before
    extraordinary item                      12        (179)         202        (284)

Extraordinary loss on
  extinguishment of debt                    --        (173)          --        (173)

      Net income (loss)               $     12    $   (352)    $    202    $   (457)

Net (loss) income allocated
  to general partners (1%)            $     --    $     (4)    $      2    $     (5)
Net income (loss) allocated
  to limited partners (99%)                 12        (348)         200        (452)

      Net income (loss)               $     12    $   (352)    $    202    $   (457)

Per limited partnership unit:
  Income (loss) before
      extraordinary item              $    .12    $  (1.77)    $   2.00    $  (2.82)
  Extraordinary loss on
      extinguishment of debt                --       (1.72)          --       (1.72)

      Net income (loss)               $    .12    $  (3.49)    $   2.00    $  (4.54)

          See Accompanying Notes to Consolidated Financial Statements

c)                          ANGELES INCOME PROPERTIES, LTD, II
                  CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                       (Unaudited)
                             (in thousands, except unit data)

                                     Limited
                                   Partnership     General       Limited
                                      Units       Partners      Partners         Total
Original capital contributions      100,000      $      1     $  50,000      $  50,001

Partners' deficit at
  December 31, 1996                  99,784      $   (453)    $    (921)     $  (1,374)

Partners' distributions                  --           (10)         (990)        (1,000)

Net income for the nine months
 ended September 30, 1997                --             2           200            202

Partners' deficit at
  September 30, 1997                 99,784      $   (461)    $  (1,711)     $  (2,172)

               See Accompanying Notes to Consolidated Financial Statements

d)
                         ANGELES INCOME PROPERTIES, LTD. II
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)

                                                              Nine Months Ended
                                                                September 30,
                                                               1997         1996
Cash flows from operating activities:
  Net income (loss)                                         $    202     $  (457)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
    Bad debt expense                                              59           19
    Depreciation                                               1,348        1,313
    Amortization of discounts, loan costs and
      lease commissions                                           78          244
    Equity in (income) loss of Joint Venture                     (36)           8
    Loss on disposal of property                                 141           --
    Extraordinary loss on extinguishment of debt                  --          173
  Change in accounts:
    Restricted cash                                              (11)         (26)
    Accounts receivable                                           (1)         (31)
    Escrows for taxes                                           (147)         (36)
    Other assets                                                 (42)         (38)
    Accounts payable                                            (200)        (100)
    Tenant security deposit liabilities                           13           15
    Accrued taxes                                                118          179
    Other liabilities                                              6           45

       Net cash provided by operating activities               1,528        1,308

Cash flows from investing activities:
  Property improvements and replacements                        (776)        (300)
  Deposits to restricted escrows                                (409)      (1,262)
  Receipts from restricted escrows                               257          247
  Advances to Joint Venture                                       (3)         (29)

       Net cash used in investing activities                    (931)      (1,344)

Cash flows from financing activities:
  Loan costs paid                                                (10)        (225)
  Payments on mortgage notes payable                            (139)        (156)
  Repayments of mortgage notes payable                            --      (11,069)
  Proceeds from mortgage notes payable                            --       12,900
  Debt extinguishment costs                                       --         (132)
  Distributions to partners                                   (1,000)          --

       Net cash (used in) provided by financing
          activities                                          (1,149)       1,318

Net (decrease) increase in unrestricted cash
  and cash equivalents                                          (552)       1,282

Unrestricted cash and cash equivalents at
  beginning of period                                          2,855        1,708

Unrestricted cash and cash equivalents at end of period     $  2,303     $  2,990

Supplemental disclosure of cash flow information:
  Cash paid for interest                                    $  1,038     $  1,111
  Fixed assets financed by accounts payable                 $    103     $     --

          See Accompanying Notes to Consolidated Financial Statements

e)
                       ANGELES INCOME PROPERTIES, LTD. II
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in Angeles Income Properties, Ltd. II's (the "Partnership" or the "Registrant") annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.


NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Managing General Partner and affiliates during the nine month periods ended September 30, 1997 and 1996:


                                                          1997       1996
                                                         (in thousands)

Property management fees                                  $250       $238

Reimbursement for services
  of affiliates                                            154        169


Included in "Reimbursements for services of affiliates" are approximately $40,000 and approximately $7,000 in construction oversight costs for the nine months ended September 30, 1997 and 1996, respectively.

For the period from January 1, 1996, to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner who receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

Angeles Mortgage Investment Trust ("AMIT") currently holds a note receivable from the Princeton Meadows Golf Course Joint Venture ("Joint Venture") in the amount of approximately $1,567,000, which is secured by the Joint Venture's sole investment property known as the Princeton Meadows Golf Course. Total interest expense on this financing was approximately $147,000 and approximately $150,000 for the nine months ended September 30, 1997 and 1996, respectively.

MAE GP Corporation ("MAE GP"), an affiliate of the Managing General Partner, owns 1,675,113 Class B Shares of AMIT. The terms of the Class B Shares provide that they are convertable, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares (however, in connection with the settlement agreement described in the following paragraph, MAE GP has agreed not to convert the Class B Shares so long as AMIT's option is outstanding). These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT(however, in connection with the settlement agreement described in the following paragraph, MAE GP has agreed to waive it's right to receive dividends and distributions so long as AMIT's option is outstanding). These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares, providing MAE GP with approximately 39% of the total voting power of AMIT (unless and until converted to Class A Shares, in which case the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.3% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. MAE GP has not exerted and continues to decline to exert any management control over or participate in the management of AMIT. Subject to the terms of the proxy described below, MAE GP may choose to vote these shares as it deems appropriate in the future. In addition, Liquidity Assistance L.L.C., an affiliate of the Managing General Partner and an affiliate of Insignia Financial Group, Inc. ("Insignia"), which provides property management and partnership administration services to the Partnership, owns 96,800 Class A Shares of AMIT at September 30, 1997. These Class A Shares represent approximately 2.2% of the total voting power of AMIT.

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

Simultaneously with the execution of the option and as part of the settlement, MAE GP executed an irrevocable proxy in favor of AMIT, the result of which is that MAE GP is permitted to vote the Class B Shares on all matters except those involving transactions between AMIT and MAE GP affiliated borrowers or the election of any MAE GP affiliate as an officer or trustee of AMIT. On those matters, MAE GP is obligated to deliver to the AMIT trustees, in their capacity as trustees of AMIT, proxies with regard to the Class Shares instructing such trustees to vote said Class B Shares in accordance with the vote of the majority of the Class A Shares voting to be determined without consideration of the votes of "Excess Class A Shares" (as defined in Section 6.13 of the Declaration of Trust of AMIT).

On April 3, 1997, Insignia and AMIT entered into a non-binding agreement in principle contemplating, among other things, a business combination of AMIT and Insignia Properties Trust, an entity owned 98% by Insignia and its affiliates ("IPT"). On July 18, 1997, IPT, Insignia and MAE GP entered into a definitive merger agreement pursuant to which (subject to shareholder approval and certain other conditions, including the receipt by AMIT of a fairness opinion from its investment bankers) AMIT would be merged with and into IPT, with each Class A Share and Class B Share being converted into 1.625 and 0.0332 common shares of IPT, respectively. The foregoing exchange ratios are subject to adjustment to account for dividends paid by AMIT from January 1, 1997 and dividends paid by IPT from February 1, 1997. It is anticipated that Insignia (and its affiliates) and MAE GP (and its affiliates) would own approximately 53.1% and 2.3%, respectively, of post-merger IPT when this transaction is consummated.

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

The balance sheet of the Joint Venture is summarized as follows:

                                                  September 30, 1997
                                                    (in thousands)
      Assets
      Cash                                           $    279
      Other assets                                        229
      Investment property, net                          2,020
         Total                                       $  2,528

      Liabilities and Partners' Capital
      Note payable                                   $  1,567
      Other liabilities                                   714
      Partners' capital                                   247
         Total                                       $  2,528


The statements of the operations of the Joint Venture are summarized as follows:

                         Three Months Ended          Nine Months Ended
                            September 30,             September 30,
                           1997         1996         1997         1996
                           (in thousands)             (in thousands)

Revenues                $   620      $   568      $ 1,361     $  1,177
Costs and expenses         (449)        (495)      (1,113)      (1,235)
  Net income (loss)     $   171      $    73      $   248     $    (58)

The Partnership realized equity income of $36,000 and equity loss of $8,000 in the Joint Venture for the nine months ended September 30, 1997 and 1996, respectively.

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

In November 1995, representatives of the Joint Venture and the New Jersey DEP met and developed a plan of action to clean-up the contamination site at Princeton Meadows Golf Course. The Joint Venture has engaged an engineering firm to conduct consulting and compliance work and a second firm to perform the field work necessary for the clean-up. The Joint Venture has recorded a liability of $199,000 for the costs of the clean-up. If the costs of the clean-up were to exceed the liability, funds from the property would be used to cover the excess. The contracts have been executed and field work is in process, with the expected completion date of the field work to be sometime in 1998. The Managing General Partner is currently marketing the property for sale, however, there can be no assurances at this time regarding the outcome of such efforts.

NOTE D - REFINANCINGS

On July 1, 1996, the Partnership refinanced the mortgages encumbering Deer Creek Apartments and Landmark Apartments. This debt was to mature November 15, 1996, and was necessary to obtain until longer-term financing could be arranged. As a result of the refinance, the Partnership incurred a $173,000 loss on refinancing due to the write-off of unamortized loan costs and prepayment penalties incurred. On November 1, 1996, the Partnership obtained long-term financing. The new mortgage indebtedness of $6,300,000 for Deer Creek Apartments and $6,600,000 for Landmark Apartments carries a stated interest rate of 7.33% and a maturity date of November 2003. The previous mortgage indebtedness carried stated interest rates of 9.13% and 9.75%. These refinancings were necessary due to the maturity of the mortgage secured by Deer Creek Apartments in July 1996.
Landmark Apartments was refinanced to obtain a lower interest rate and to provide funds needed to help close the Deer Creek Apartments refinancing.

NOTE E - DISTRIBUTIONS

During the second quarter of 1997, the Partnership declared and paid a cash distribution from operations of approximately $1,000,000. Of this amount, approximately $10,000 was paid to the General Partners and approximately $990,000 was paid to the limited partners.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


The Partnership's investment properties consist of three apartment complexes and one commercial property. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1997 and September 30, 1996:


                                                     Average
                                                    Occupancy
Property                                          1997         1996

Atlanta Crossing Shopping Center
  Montgomery, Alabama (1)                          90%         92%

Deer Creek Apartments
  Plainsboro, New Jersey                           96%         95%

Georgetown Apartments
  South Bend, Indiana                              97%         97%

Landmark Apartments
  Raleigh, North Carolina (2)                      91%         92%

(1)The Managing General Partner is in discussions with several prospective tenants and is hopeful that occupancy will improve at this property.

(2)Despite the low occupancy at Landmark Apartments, it is comparable to the occupancy at the other student-market apartment complexes in the area.

The Partnership's net income for the nine months ended September 30, 1997, was approximately $202,000 versus a net loss of approximately $457,000 for the nine months ended September 30, 1996. For the three months ended September 30, 1997, the Partnership reported net income of approximately $12,000, versus a net loss of approximately $352,000 for the corresponding period of 1996. Net income for the three and nine month periods ended September 30, 1997, increased compared to the same periods in 1996 as a result of increases in total revenues and decreases in expenses, partially offset by a loss recognized on disposal of property during 1997. Rental revenue increased primarily due to an increase in rental rates at all of the investment properties and an increase in occupancy at Deer Creek Apartments. Other income increased due to increased interest income. During the first quarter of 1997, the Partnership began to invest in instruments that yield a higher rate of return on the Partnership's cash reserves. General and administrative expenses decreased due to a decrease in reimbursements for services of affiliates. The decrease in interest expense is a result of lower interest rates obtained by the refinancing of the mortgages encumbering Deer Creek Apartments and Landmark Apartments.

Bad debt expense for the nine months ended September 30, 1997, results from an increase in the reserve necessary at Atlanta Crossing Shopping Center based on a review of tenant accounts receivable.

The Partnership has a 14.4% investment in the Princeton Meadows Golf Course Joint Venture. For the nine months ended September 30, 1997, the Partnership realized equity in income of the Joint Venture of approximately $36,000 compared to an approximate $8,000 loss for the nine months ended September 30, 1996. The increased equity income in 1997 can be attributed to an increase in revenues. These revenue increases are the result of maintenance upgrades at the golf course that have improved the appearance of the property. The completion of these upgrades in 1996 led to a decrease in expenses for the nine months ended September 30, 1997.

For the nine months ended September 30, 1997, the Partnership recognized a loss on disposal of property of approximately $141,000. This loss resulted from the write-off of roofs at Deer Creek Apartments that were not fully depreciated at the time of replacement. The roof replacement is still in process at September 30, 1997.

The refinancing of the mortgage debt secured by Deer Creek Apartments and Landmark Apartments resulted in an approximate $173,000 extraordinary loss. This loss was the result of prepayment penalties and the write-off of unamortized loan costs (see "Note D").

Included in maintenance expense for the nine months ended September 30, 1997, is approximately $116,000 of major repairs and maintenance mainly comprised of exterior building improvements, major landscaping, exterior painting and parking lot repairs. Included in maintenance expense for the nine months ended September 30, 1996, is approximately $105,000 of major repairs and maintenance mainly comprised of major landscaping and exterior building improvements.

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

At September 30, 1997, the Partnership held unrestricted cash and cash equivalents of approximately $2,303,000 versus approximately $2,990,000 at September 30, 1996. Net cash provided by operating activities increased primarily due to an increase in net income, as discussed above. Net cash used in investing activities decreased due to a decrease in deposits to restricted escrows. Partially offsetting the decrease in deposits to restricted escrows was an increase in property improvements and replacements. This increase is primarily due to the roof replacement project at Deer Creek Apartments. Net cash used in financing activities increased due to an approximate $1,000,000 distribution paid in 1997 and the absence of refinance proceeds in 1997. Additionally, loan costs paid in 1997 relate to the 1996 refinance of Deer Creek Apartments and Landmark Apartments. As a result of the refinance, the monthly debt service payments were reduced causing a reduction in the payments applied to the mortgage note balances.

The Partnership's primary source of cash is from the operations of its properties and from financing placed on such properties. Cash from these sources is utilized for property operations, capital improvements, and/or repayment of debt. The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The Partnership has mortgage notes payable totaling approximately $18,244,000. The first mortgages secured by Deer Creek Apartments and Landmark Apartments mature in November 2003. The remaining debt, which is secured by Georgetown Apartments, matures in October 2003. As mentioned previously, cash distributions of approximately $1,000,000 were paid during the nine months ended September 30, 1997. There were no distributions to partners during the nine months ended September 30, 1996. Future cash distributions will depend on the levels of net cash generated from operations, refinancings and property sales.



                         PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    a)  Exhibits:

        Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

    b)  Reports on Form 8-K:

        None filed during the three months ended September 30, 1997.


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


                              Date: November 10, 1997