Form 10KSB
period 1997-12-31
ANGELES INCOME PROPERTIES LTD II
filed 1998-03-13
CIK 711642

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)

                                  FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

        For the transition period from ____________ to  _______________

                         Commission file number 0-11767

                       ANGELES INCOME PROPERTIES, LTD. II
                 (Name of small business issuer in its charter)

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

State issuer's revenues for its most recent fiscal year.  $7,261,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of a specified date within the past 60 days. Market value information for Registrant's partnership interests is not available. Should a trading market develop for these interests, it is the Managing General Partner's belief that the aggregate market value of the voting partnership interests would not exceed $25,000,000.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE


                                    PART I


ITEM 1. DESCRIPTION OF BUSINESS

Angeles Income Properties, Ltd. II (the "Partnership" or "Registrant") is a publicly held limited partnership organized under the California Uniform Limited Partnership Act pursuant to the amended Certificate and Agreement of Limited Partnership (hereinafter referred to as the "Agreement") on October 12, 1982. The Partnership's managing general partner is Angeles Realty Corporation II, a California corporation (hereinafter referred to as the "Managing General Partner" or "ARCII") and is wholly-owned by MAE GP Corporation ("MAE GP") , an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is an affiliate of Insignia. Thus, the Managing General Partner is now a wholly-owned subsidiary of IPT.

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

The Managing General Partner of the Registrant intends to maximize the operating results and, ultimately, the net realizable value of each of the Registrant's properties in order to achieve the best possible return for the investors. Such results may best be achieved through property sales, refinancing, debt restructurings or relinquishment of the assets. The Registrant intends to evaluate each of its holdings periodically to determine the most appropriate strategy for each of the assets.

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


ITEM 2. DESCRIPTION OF PROPERTIES:

The following table sets forth the Partnership's investments in properties:

                      Date of
Property              Purchase   Type of Ownership         Use

Atlanta Crossing      09/27/83   100% Leasehold Interest   Retail Center
 Shopping Center                                           169,168 s.f.
 Montgomery, AL

Deer Creek Apartments 09/28/83   Fee ownership subject to  Apartments
 Plainsboro, NJ                  a first mortgage          288 units

Georgetown Apartments 11/21/83   Fee ownership subject to  Apartments
 South Bend, IN                  a first and second        200 units
                                 mortgage

Landmark Apartments   12/16/83   Fee ownership subject to  Apartments
 Raleigh, NC                     a first mortgage          292 units

The Partnership has a 14.4% interest in the Princeton Meadows Joint Venture. The Partnership entered into a General Partnership Agreement with Angeles Partners XI and Angeles Partners XII, both California partnerships and affiliates of the Managing General Partner, to form the Princeton Meadows Joint Venture ("Joint Venture"). The property owned by the Joint Venture, as of December 31, 1997, is summarized as follows:


Princeton Meadows   07/26/91   Fee ownership subject Golf Course
 Golf Course                   to a first mortgage
 Princeton, NJ

The Joint Venture is accounted for by the Partnership on the equity method and is included as "Investment in joint venture" in the balance sheet included in "Item 7."

SCHEDULE OF PROPERTIES:
(dollar amounts in thousands)


                    Gross
                  Carrying   Accumulated                   Federal
Property            Value    Depreciation   Rate   Method Tax Basis

Atlanta Crossing
  Shopping Center $  5,232   $  4,496    5-20 yrs   (1)   $ 1,682

Deer Creek Apts.    11,322      6,833    5-20 yrs   (1)     3,021

Georgetown Apts.     7,236      4,891    5-20 yrs   (1)       925

Landmark Apts.      12,010      8,242    5-20 yrs   (1)     2,398

                  $ 35,800   $ 24,462                     $ 8,026

(1) Straight line and accelerated

See "Note A" of the financial statements included in "Item 7." for a description of the Partnership's depreciation policy.



SCHEDULE OF MORTGAGES:
(dollar amounts in thousands)


                   Principal                                Principal
                  Balance At                                 Balance
                 December 31,  Interest   Period   Maturity   Due At
    Property         1997        Rate   Amortized    Date    Maturity

Deer Creek Apts.
  1st mortgage    $ 6,235       7.33%    30 yrs    11/2003    $ 5,779

Georgetown Apts.
  1st mortgage      5,332       7.83%    28.67 yrs 10/2003      4,806
  2nd mortgage        173       7.83%      (1)     10/2003        173

Landmark Apts.
  1st mortgage      6,532       7.33%    30 yrs    11/2003      6,054
                   18,272                                     $16,812

Less unamortized
  discounts           (75)

                 $ 18,197


(1)  Interest only payments


SCHEDULE OF RENTAL RATES AND OCCUPANCY:

                                   Average Annual        Average Annual
                                    Rental Rates            Occupancy
Property                          1997         1996       1997    1996

Atlanta Crossing
   Shopping Center (1)           $  4.46/sf  $  4.14/sf   91%      91%
Deer Creek Apartments            8,698/unit  8,451/unit   96%      95%
Georgetown Apartments            7,378/unit  7,135/unit   97%      97%
Landmark Apartments (2)          8,176/unit  7,748/unit   91%      92%

(1) The Managing General Partner signed two new leases for 1998 and hopes to increase occupancy in 1998.

(2) Occupancy at Landmark Apartments remains low as a result of a large number of three bedroom apartments remaining vacant due to the lack of demand for three bedroom units in this rental market.

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

The following is a schedule of the commercial lease expirations for the years 1998-2007 (dollar amounts in thousands):


                     Number of                Annual    % of Gross
 Atlanta Crossing   Expirations  Square Feet   Rent     Annual Rent
       1998              3         9,712        $83       12.24%
       1999              2         3,560         33        4.93%
       2000              2         3,200         25        3.69%
       2001              2        10,658         72       10.66%
       2002              1         3,970         41        5.98%
       2003              1            (1)        41        6.00%
       2004              2        11,971         77       11.29%
       2005              1            (1)        28        4.15%
       2006              2        55,009        214       31.50%
       2007              1        53,820         65        9.55%

1) Includes a tenant that holds a ground lease and is not included in the total square footage for the property (See "Note H" for further information).

The following schedule reflects information on tenants occupying 10% or more of the leasable square feet for the commercial property:


           Nature of                           Annual Rent       Lease
            Business               Leased    Per Square Foot   Expiration

Atlanta Crossing Shopping Center

Grocery Store                        53,820       $1.21         03/05/07
Discount Store                       50,000        3.30         02/28/06

Real estate taxes and rates in 1997 for each property were: (dollar amounts in thousands)


                                    1997              1997
                                  Billing             Rate

 Atlanta Crossing
   Shopping Center                $  50              3.45%
 Deer Creek Apartments              263              2.45%
 Georgetown Apartments              128*             9.05%
 Landmark Apartments                119              1.22%

 *Amount per 1996 billings; tax bills for 1997 not yet received.

ITEM 3. LEGAL PROCEEDINGS

The Registrant is unaware of any pending litigation that is not of a routine nature. The Managing General Partner believes that any losses experienced as a result of such proceedings will not have a material adverse effect upon the Partnership's operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The unit holders of the Partnership did not vote on any matter during the fiscal year covered by this report.

                                   PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The Partnership, a publicly-held limited partnership, sold 100,000 Limited Partnership Units during its offering period through February 29, 1984. No established public trading market for Partnership Units exists, nor is one expected to develop. As of December 31, 1997, the Partnership had 99,784 Limited Partnership Units outstanding and 3,907 Limited Partners of record.

There were no cash distributions to the Limited Partners during the year ended December 31, 1996. Cash distributions of approximately $1,000,000 were made to the partners during the year ended December 31, 1997.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This item should be read in conjunction with "Item 7. Financial Statements" and other items contained elsewhere in this report.

Results of Operations

The Partnership's net income for the year ended December 31, 1997, was approximately $145,000 versus a net loss of approximately $270,000 for the year ended December 31, 1996. The increase in net income is primarily due to an increase in total revenue partially offset by a loss recognized on the disposal of property during 1997. Additionally, during 1996, there was an extraordinary loss on refinancing of $173,000 due to the refinancing of Landmark Apartments and Deer Creek Apartments as discussed below. Total revenue increased due to an increase in rental revenue as a result of an increase in rental rates at all of the Partnership's investment properties accompanied by overall consistent occupancy rates and an increase in tenant reimbursements at Atlanta Crossing. Also adding to the increase in total revenue was an increase in other income as a result of an increase in fees collected at Deer Creek and Landmark Apartments and an increase in interest income. Interest income increased resulting from larger cash balances held in higher interest bearing accounts.

Contributing to the increase in net income was a decrease in general and administrative and interest expenses. The decrease in general and administrative expense is primarily due to a decrease in reimbursements for services of affiliates. The decrease in interest expense resulted from lower interest rates obtained by the refinancing of the mortgages encumbering Deer Creek and Landmark Apartments in November 1996.

Partially offsetting the increase in net income was a loss on disposal of property and increases in bad debt and depreciation expenses. The loss on disposal of property at Deer Creek Apartments was approximately $180,000 and is the result of the write-off of roofs and parking lot due to an ongoing roof replacement project and parking lot repaving at Deer Creek Apartments. These roofs and parking lot were not fully depreciated at the time of replacement. Bad debt expenses increased as a result of an increase in the reserve necessary at Atlanta Crossing Shopping Center based on a review of the tenants accounts receivable. Depreciation expenses increased as a result of additional depreciable assets placed in service in 1997 at Georgetown, Deer Creek and Landmark Apartments.

The Partnership has a 14.4% investment in the Princeton Meadows Golf Course Joint Venture. For the year ended December 31, 1997, the Partnership realized equity in the income of the Joint Venture of approximately $13,000, compared to equity in the loss of the Joint Venture of approximately $22,000 for the year ended December 31, 1996, (See "Note F - Investment in Joint Venture" in "Item 7."). The increased income for the year ended December 31, 1997, compared to the year ended December 31, 1996, is primarily attributed to an increase in revenue. The revenue increases can be attributed to maintenance upgrades at the golf course that have improved the appearance of the property. The property also recognized a decrease in total expenses. The decrease in expense can be attributed to the use of leased equipment which has lower repair and maintenance costs and the completion of landscaping and repairs in 1996 that have improved the appeal of the golf course.

On November 1, 1996, the Partnership refinanced the mortgages encumbering Deer Creek Apartments and Landmark Apartments. As a result of the refinance the Partnership incurred an extraordinary loss of approximately $173,000 on refinancing due to the write-off of unamortized loan costs and of prepayment penalties. The mortgage indebtedness of approximately $6,235,000 for Deer Creek Apartments and approximately $6,532,000 for Landmark Apartments at December 31, 1997, carries a stated interest rate of 7.33% and a maturity date of November 2003. This refinancing was necessary due to the maturity of the mortgage secured by Deer Creek Apartments in July 1996. Landmark Apartments was refinanced to obtain a lower interest rate and to provide funds needed to help close the Deer Creek Apartments refinancing.

Included in operating expense for the year ended December 31, 1997, is approximately $168,000 of major repair and maintenance mainly comprised of major landscaping, exterior building improvements, exterior painting, parking lot repairs, and construction oversight reimbursements. Included in operating expense for the year ended December 31, 1996, is approximately $260,000 of major repairs and maintenance mainly comprised of major landscaping, exterior building improvements and interior building improvements.

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

Liquidity and Capital Resources

At December 31, 1997, the Partnership held cash and cash equivalents of approximately $3,099,000 compared to approximately $2,855,000 at December 31, 1996. For the year ended December 31, 1997, net cash increased approximately $244,000, compared to an increase of approximately $1,147,000 during the year ended December 31, 1996. Net cash provided by operations increased primarily due to an increase in net income, as discussed above. Net cash used in investing activities decreased primarily as a result of net receipts from restricted escrows during 1997, compared to net deposits to restricted escrows during 1996. Partially offsetting the decrease in net deposits to restricted escrows was an increase in property improvements and replacements. This increase is primarily due to the roof replacement project at Deer Creek Apartments. Net cash used in financing activities increased due to a cash distribution to the partners during 1997. During 1996, net cash provided by financing activities resulted from net proceeds received from the refinance as discussed above.

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

In November 1995, representatives of the Joint Venture and the New Jersey DEP met and developed a plan of action to clean-up the contamination site at Princeton Meadows Golf Course. The Joint Venture has engaged an engineering firm to conduct consulting and compliance work and a second firm to perform the field work necessary for the clean-up. Field work is in process with skimmers having been installed at three test wells on the site. These skimmers are in place to detect any residual gas that may still be in the ground. The expected completion date of the compliance work should be sometime in 1999. The Joint Venture originally recorded a liability of $199,000 for the costs of the clean-up and has estimated that an additional $60,000 will need to be expended. Funds from the property will be used to cover this excess.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The Partnership has mortgage notes payable totaling approximately $18,197,000 net of discount. The first mortgages secured by Deercreek Apartments and Landmark Apartments mature in November 2003. The remaining debt, which is secured by Georgetown Apartments, matures in October 2003.

The Partnership's primary source of cash is from the operations of its properties and from financing placed on such properties. Cash from these sources is utilized for property operations, capital improvements, and/or repayment of debt. The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership. Future cash distributions will depend on the levels of net cash generated from operations, refinancings and property sales and the availability of cash reserves. There were no cash distributions for the year ended December 31, 1996. Cash distributions of approximately $1,000,000 were made to the partners during the year ended December 31, 1997.

Year 2000

The Partnership is dependent upon the Managing General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Managing General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

Other

Certain items discussed in this annual report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this annual report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


ITEM 7. FINANCIAL STATEMENTS


ANGELES INCOME PROPERTIES, LTD. II

LIST OF FINANCIAL STATEMENTS

      Independent Auditors' Report

      Consolidated Balance Sheet - December 31, 1997

      Consolidated Statements of Operations - Years ended December 31, 1997 and 1996

      Consolidated Statements of Changes in Partners' Deficit - Years ended
            December 31, 1997 and 1996

      Consolidated Statements of Cash Flows - Years ended December 31, 1997 and 1996

      Notes to Consolidated Financial Statements






              Report of Ernst & Young LLP, Independent Auditors



The Partners
Angeles Income Properties, Ltd. II


We have audited the accompanying consolidated balance sheet of Angeles Income Properties, Ltd. II as of December 31, 1997, and the related consolidated statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Income Properties, Ltd. II at December 31, 1997, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                /S/ ERNST & YOUNG LLP


Greenville, South Carolina
February 25, 1998

                       ANGELES INCOME PROPERTIES, LTD. II
                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                               December 31, 1997



Assets
  Cash and cash equivalents                                        $  3,099
  Receivables and deposits (net of allowance
     for doubtful accounts of $204)                                     564
  Restricted escrows                                                  1,107
  Other assets                                                          700
  Investment in, and advances of $46 to, joint
     venture (Note F)                                                    60
  Investment properties (Notes B and E):
     Land                                           $  2,198
     Buildings and related personal
       property                                       33,602
                                                      35,800
     Less accumulated depreciation                   (24,462)        11,338

                                                                   $ 16,868

  Liabilities and Partners' Deficit

  Liabilities
     Accounts payable                                              $    220
     Tenant security deposits                                           261
     Accrued taxes                                                      253
     Other liabilities                                                  166
     Mortgage notes payable (Notes B and E)                          18,197

  Partners' Deficit
     General partners                               $   (462)
     Limited partners (100,000 units issued
       and 99,784 outstanding)                        (1,767)        (2,229)

                                                                   $ 16,868

          See Accompanying Notes to Consolidated Financial Statements



                       ANGELES INCOME PROPERTIES, LTD. II
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)


                                                        Years Ended December 31,
                                                           1997        1996

Revenues:
  Rental income                                         $   6,807 $   6,504
  Other income                                                454       364
     Total revenues                                         7,261     6,868

Expenses:
  Operating                                                 2,734     2,751
  General and administrative                                  250       317
  Depreciation                                              1,814     1,759
  Interest                                                  1,462     1,537
  Property taxes                                              565       552
  Bad debt expense, net                                       124        27
  Loss on disposal of property                                180        --
     Total expenses                                         7,129     6,943

Equity in income (loss) of joint venture (Note F)              13       (22)
  Income (loss) before
   extraordinary item                                         145       (97)

Extraordinary item - loss on
   refinancing (Note J)                                        --      (173)

    Net income (loss)                                   $     145 $    (270)

Net income (loss) allocated
  to general partners (1%)                              $       1 $      (3)
Net income (loss) allocated
  to limited partners (99%)                                   144      (267)

    Net income (loss)                                   $     145 $    (270)

Per limited partnership unit:
  Income (loss) before
   extraordinary item                                   $    1.44 $    (.96)
  Extraordinary item - loss on
   refinancing                                                 --     (1.72)

  Net income (loss) per limited
   partnership unit                                     $    1.44 $   (2.68)


         See Accompanying Notes to Consolidated Financial Statements



                       ANGELES INCOME PROPERTIES, LTD. II
            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                       (in thousands, except unit data))


                                 Limited
                               Partnership   General   Limited
                                  Units     Partners   Partners     Total

Original capital contributions  100,000      $     1   $ 50,000    $ 50,001

Partners' deficit
  at December 31, 1995           99,851      $  (450) $   (654)    $ (1,104)

Abandonment of Limited
  Partnership Units (Note I)        (67)          --         --          --

Net loss for the year ended
  December 31, 1996                  --           (3)      (267)       (270)

Partners' deficit at
  December 31, 1996              99,784         (453)      (921)     (1,374)

Distributions to partners                        (10)      (990)     (1,000)

Net income for the year ended
  December 31, 1997                  --            1        144         145

Partners' deficit
  at December 31, 1997           99,784      $  (462)  $ (1,767)   $ (2,229)

          See Accompanying Notes to Consolidated Financial Statements



                       ANGELES INCOME PROPERTIES, LTD. II
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                          Years Ended December 31,
                                                              1997        1996
Cash flows from operating activities:
Net income (loss)                                         $     145    $   (270)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
  Depreciation                                                1,814       1,759
  Amortization of discounts, loan costs and
     lease commissions                                          102          91
  Bad debt expense, net                                         124          27
  Equity in (income) loss of joint venture                      (13)         22
  Loss on disposal of property                                  180          --
  Extraordinary item - loss on refinancing                       --         173
Change in accounts:
    Receivables and deposits                                   (134)       (129)
    Other assets                                                (47)        (44)
    Accounts payable                                             65         (48)
    Tenant security deposit liabilities                           5          11
    Accrued taxes                                                75          64
    Other liabilities                                            (5)        (74)

       Net cash provided by operating
         activities                                           2,311       1,582

Cash flows from investing activities:
    Property improvements and replacements                   (1,365)       (416)
    Net withdrawals from (deposits to) restricted escrows       499      (1,192)
    Advances to joint venture                                    (3)        (29)

       Net cash used in investing activities                   (869)     (1,637)

Cash flows from financing activities:
    Loan costs paid                                             (10)       (309)
    Payments on mortgage notes payable                         (188)       (183)
    Repayments of mortgage notes payable                         --     (23,974)
    Proceeds from mortgage notes payable                         --      25,800
    Debt extinguishment costs                                    --        (132)
    Distributions to partners                                (1,000)         --

       Net cash (used in) provided by
         financing activities                                (1,198)      1,202

Net increase in cash and cash equivalents                       244       1,147

Cash and cash equivalents at beginning of year                2,855       1,708

Cash and cash equivalents at end of year                   $  3,099    $  2,855
Supplemental disclosure of cash flow information:
  Cash paid for interest                                   $  1,380    $  1,473

Supplemental disclosure of non-cash investing activity:
  Fixed assets included in accounts payable                $     55    $    152

          See Accompanying Notes to Consolidated Financial Statements


                       ANGELES INCOME PROPERTIES, LTD. II
                   Notes to Consolidated Financial Statements

                              December 31, 1997


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization: Angeles Income Properties, Ltd. II (the "Partnership" or "Registrant") is a California limited partnership organized on October 12, 1982 to acquire and operate residential and commercial real estate properties. The Partnership's Managing General Partner is Angeles Realty Corporation II ("ARC II"), an affiliate of Insignia Financial Group, Inc. As of December 31, 1997, the Partnership operates three residential and one commercial property located in or near major urban areas in the United States.

Principles of Consolidation: The consolidated financial statements of the Partnership include its 99% limited partnership interests in AIP II GP, LP and Georgetown AIP II, LP. The Partnership may remove the General Partner of both AIP II GP, LP and Georgetown AIP II, LP; therefore, the partnerships are controlled and consolidated by the Partnership. All significant interpartnership balances have been eliminated.

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

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks, money market funds and certificates of deposit with original maturities of less than ninety days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Tenant Security Deposits: The Partnership requires security deposits from all apartment lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates the apartment provided the tenant has not damaged the space and is current on rental payments.

Investment Properties: Investment properties are stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were necessary for the years ending December 31, 1997, or 1996.

Loan Costs: Loan costs, included in other assets on the balance sheet, of approximately $557,000 are being amortized on a straight-line basis over the lives of the related loans. Current accumulated amortization is approximately $154,000 and is also included in other assets on the balance sheet. Amortization of loan costs is included in interest expense in the accompanying statements of operations.

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

Fair Value: The Partnership believes that the carrying amount of its financial instruments (except for long-term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments at an estimated borrowing rate currently available to the Partnership, approximates its carrying value.

Restricted Escrows:

Capital Improvement Reserves - At the time of the refinancing of Deer Creek and Landmark Apartments, $1,313,000 of the proceeds for Deer Creek Apartments and $150,000 of the proceeds for Landmark Apartments were designated for "Capital Improvement Escrows" for certain capital improvements. At December 31, 1997, the balance remaining in the escrows was $681,000 and $156,000, respectively, which includes interest earned on these funds. Upon completion of the scheduled property improvements any excess funds will be returned to the property for property operations.

Reserve Account - In addition to the Capital Improvement Reserves, general Reserve Accounts of $80,000 were established with the refinancing proceeds for the Georgetown Apartments. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out-of-pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership is required to deposit net operating income (as defined in the mortgage note) from the refinanced property to the reserve account until the reserve account equals $400 per apartment unit, or $80,000 in total. At December 31, 1997, the balance was $91,000, which includes interest earned on these funds.

Reclassifications: Certain reclassifications have been made to the 1996 balances to conform to the 1997 presentation.

NOTE B - MORTGAGE NOTES PAYABLE

The principle terms of mortgage notes payable are as follows (dollar amounts in thousands):


                   Monthly                         Principal   Principal
                   Payment    Stated                Balance   Balance At
                  Including  Interest   Maturity    Due At   December 31,
    Property      Interest     Rate       Date     Maturity      1997

Deer Creek Apts.
 1st mortgage     $   43       7.33%    11/2003     $  5,779  $   6,235
Georgetown Apts.
 1st mortgage         41       7.83%    10/2003        4,806      5,332
 2nd mortgage          1       7.83%    10/2003         173        173
Landmark Apts.
 1st mortgage         45       7.33%    11/2003       6,054      6,532

                  $  130                           $ 16,812     18,272

Less unamortized discounts                                         (75)
                                                             $  18,197

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

Scheduled principal payments of mortgage notes payable subsequent to December 31, 1997, are as follows (dollar amounts in thousands):


                      1998                             $    209
                      1999                                  225
                      2000                                  242
                      2001                                  261
                      2002                                  281
                   Thereafter                            17,054
                                                       $ 18,272


NOTE C - INCOME TAXES

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

The following is a reconciliation of reported net income (loss) and Federal taxable loss:


                                            1997          1996

Net income (loss) as reported           $   145       $   (270)
Add (deduct):
   Depreciation differences                  (3)           (69)
   Unearned income                           99             13
   Accrued audit                             (4)            (3)
   Other                                    150            (14)

Federal taxable income (loss)           $   387       $   (343)

Federal taxable loss per limited
   partnership unit                     $  3.84       $  (3.40)



The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities:


Net deficit as reported                  $ (2,229)
Land and buildings                          3,543
Accumulated depreciation                   (6,856)
Syndication and distribution costs          6,148
Investment in Joint Venture                   206
Unearned income                                 8
Accrued audit                                  16
Other                                         (42)

Net assets - Federal tax basis           $    794



NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Managing General Partner and affiliates in 1997 and in 1996:


                                                      1997      1996

Property management fees (included in
 operating expense)                                $    335  $    322

Reimbursement for services of affiliates (included
 in investment properties, other assets, operating
 expense and general and administrative expense)        229       217

Included in "Reimbursements for services of affiliates" is approximately $54,000 in construction oversight costs for 1997. No construction oversight costs were incurred during 1996.

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

Effective February 25, 1998, MAE GP Corporation ("MAE GP") was merged into Insignia Properties Trust ("IPT"), which is an affiliate of Insignia. Thus the Managing General Partner is now a wholly-owned subsidiary of IPT.

Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust, provided financing to the Joint Venture, which is secured by the Joint Venture's investment property known as the Princeton Meadows Golf Course, in the amount of $1,567,000. Total interest expense was $196,000 and $200,000 for the years ended December 31, 1997 and 1996, respectively.

In November 1992, MAE GP Corporation ("MAE GP") acquired 1,675,113 Class B Common Shares of AMIT. The terms of the Class B shares provide that they are convertible, in whole or in part, into Class A Common Shares of AMIT on the basis of 1 Class A share for every 49 Class B shares (however, in connection with the settlement agreement described in the following paragraph, MAE GP agreed not to convert the Class B shares so long at AMIT's option is outstanding). These Class B Shares entitle the holder to receive 1% of the distributions of net cash distributed by AMIT (however, in connection with the settlement agreement described in the following paragraph, MAE GP agreed to waive its right to receive dividends and distributions so long as AMIT's option is outstanding). The holder of the Class B shares is also entitled to vote on the same basis as the holders of Class A shares, providing the holder with approximately 39% of the total voting power of AMIT (unless and until converted to Class A shares, in which case the percentage of the vote controlled represented by such shares would approximate 1.3% of the total voting power of
AMIT).

As part of a settlement of certain disputes with AMIT, MAE GP granted to AMIT an option to acquire the Class B shares owned by it. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships which were affiliated with MAE GP as of November 9, 1994 (which is the date of execution of a definitive settlement agreement), have been paid in full. In connection with such settlement, AMIT delivered to MAE GP cash in the sum of $250,000 at closing (which occurred April 14, 1995), as payment for the option. If and when the option is exercised, AMIT will be required to remit to MAE GP an additional $94,000.

Simultaneously with the grant of the option and as part of the settlement, MAE GP also executed an irrevocable proxy in favor of AMIT, which provides that the holder of the Class B shares is permitted to vote those shares on all matters except those involving transactions between AMIT and MAE GP affiliated borrowers or the election of any MAE GP affiliate as an officer or trustee of AMIT. With respect to such matters, the trustees of AMIT are required to vote (pursuant to the irrevocable proxy) the Class B shares (as a single block) in the same manner as a majority of the Class A shares are voted (to be determined without consideration of the votes of "Excess Class A Shares" (as defined in Section
6.13 of AMIT's Declaration of Trust)).

Between its acquisition of the Class B shares (in November 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. In February 1998, MAE GP was merged into Insignia Properties Trust, and in connection with that merger, MAE GP dividended all of the Class B shares to its sole stockholder, Metropolitan Asset enhancement, L.P. ("MAE"). As a result, MAE, as the holder of the Class B shares, is now subject to the terms of the settlement agreement, option and irrevocable proxy described in the two preceding paragraphs. Neither MAE GP nor MAE has exerted and intends to exert any management control over or participate in the management of AMIT. However, subject to the terms of the proxy described below, MAE may choose to vote the Class B shares as it deems appropriate in the future.

Liquidity Assistance L.L.C., which is an affiliate of the General Partner, MAE and Insignia Financial Group, Inc. ("Insignia") (which provides property management and partnership administration services to the Partnership), owned 96,800 Class A shares of AMIT at December 31, 1997. These Class A shares represent approximately 2.2% of the total voting power of AMIT.

On April 3, 1997, Insignia and AMIT entered into a non-binding agreement in principle contemplating, among other things, a business combination of AMIT and Insignia Properties Trust, an entity then owned 98% by Insignia and its affiliates ("IPT"). On July 18, 1997, IPT, Insignia and MAE GP entered into a definitive merger agreement pursuant to which (subject to shareholder approval and certain other conditions, including the receipt by

AMIT of a fairness opinion from its investment bankers) AMIT would be merged with and into IPT, with each Class A share and Class B share being converted into 1.625 and 0.0332 common shares of IPT, respectively. The foregoing exchange ratios are subject to adjustment to account for dividends paid by AMIT from January 1, 1997 and dividends paid by IPT from February 1, 1997. It is anticipated that Insignia and its affiliates (including MAE) would own approximately 57% of post-merger IPT when this transaction is consummated.

NOTE E - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION


                                   Initial Cost
                                  To Partnership
                                  (in thousands)
                                                         Cost
                                          Buildings  Capitalized
                                         and Related  (Removed)
                                          Personal  Subsequent to
   Description    Encumbrances   Land     Property   Acquisition

Atlanta Crossing
  Shopping Center  $     --    $   213   $  6,071    $ (1,052)
Deer Creek Apts.      6,235        953      8,863       1,506
Georgetown Apts.      5,505        294      6,545         397
Landmark Apts.        6,532        738      9,885       1,387

  Totals           $ 18,272    $ 2,198   $ 31,364    $  2,238

Less unamortized
  discounts             (75)
                   $ 18,197

                        Gross Amount At Which Carried
                             At December 31, 1997
                                (in thousands)

                               Buildings
                              And Related
                               Personal              Accumulated     Date    Depreciable
Description           Land     Property     Total    Depreciation  Acquired  Life-Years
Atlanta Crossing
  Shopping Center   $   213   $  5,019     $  5,232 $  4,496      09/27/83      5-20

Deer Creek Apts.        953     10,369       11,322    6,833      09/28/83      5-20

Georgetown Apts.        294      6,942        7,236    4,891      11/21/83      5-20

Landmark Apts.          738     11,272       12,010    8,242      12/16/83      5-20

  Totals            $ 2,198   $ 33,602     $ 35,800 $ 24,462


Reconciliation of "Investment Properties and Accumulated Depreciation":

                                                 Years Ended December 31,
                                                   1997            1996
                                                      (in thousands)
Investment Properties

Balance at beginning of year                   $  35,109       $  34,541
   Property improvements                           1,267             568
   Write-offs due to replacements                   (576)             --

Balance at end of year                         $  35,800       $  35,109

Accumulated Depreciation

Balance at beginning of year                   $  23,044       $  21,285
   Additions charged to expense                    1,814           1,759
   Write-offs due to replacements                   (396)             --
   Foreclosure of Executive Plaza                     --              --

Balance at end of year                         $  24,462       $  23,044

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1997 and 1996, is $39,343,000 and $37,944,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1997 and 1996, is $31,317,000 and $29,368,000.

NOTE F - INVESTMENT IN JOINT VENTURE

Condensed balance sheet information of the Joint Venture at December 31, 1997, is as follows (in thousands):


Assets
Cash                                              $    167
Deferred charges and other assets                      175
Investment properties, net                           2,011

   Total                                          $  2,353

Liabilities and Partners' Capital
Notes payable to AMIT (Note D)                    $  1,567
Other liabilities                                      693
Partners' capital                                       93

   Total                                          $  2,353


The condensed profit and loss statement of the Joint Venture is summarized as follows:

                                           Year Ended
                                           December 31,
                                          (in thousands)
                                       1997            1996

Revenue                            $   1,628       $   1,417
Costs and expenses                    (1,535)         (1,567)

   Net income (loss)               $      93       $    (150)

The Partnership's 14.4% equity interest in the income of the Joint Venture for the year ended December 31, 1997, was approximately $13,000. The equity interest in the loss of the Joint Venture for the year ended December 31, 1996, was approximately $22,000.

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

In November 1995, representatives of the Joint Venture and the New Jersey DEP met and developed a plan of action to clean-up the contamination site at Princeton Meadows Golf Course. The Joint Venture has engaged an engineering firm to conduct consulting and compliance work and a second firm to perform the field work necessary for the clean-up. Field work is in process with skimmers having been at three test wells on the site. These skimmers are in place to detect any residual gas that may still be in the ground. The expected completion date of the compliance work should be sometime in 1999. The Joint Venture originally recorded a liability of $199,000 for the costs of the clean-up and an additional $45,000 in 1997. The Managing General Partner believes that the liability recorded of $60,000 at December 31, 1997, is sufficient to cover all remaining costs associated with this incident.

NOTE G - OPERATING LEASES

Tenants of the commercial properties are responsible for their own utilities and maintenance of their space, and payment of their proportionate share of common area maintenance, utilities, insurance and real estate taxes. Tenants are generally not required to pay a security deposit. Bad debt expense has been within the Managing General Partner's expectations.

As of December 31, 1997, the Partnership had minimum future rentals under noncancellable leases with terms ranging from twelve months to twenty five years.


                              (in thousands)
             1998               $   628
             1999                   586
             2000                   585
             2001                   523
             2002                   458
          Thereafter              1,271

                                $ 4,051


NOTE H - GROUND LEASE

The Partnership assumed three operating leases in connection with the acquisition of a leasehold interest in the Atlanta Crossing Shopping Center. The aggregate annual lease expense for the years ended December 31, 1997 and 1996, was approximately $56,000 each year. Such amounts are included in the statements of operations as operating expenses. The terms of these leases provide for increases in rent every five years, based on the Consumer Price Index.

As of December 31, 1997, the aggregate minimum rental payments under the land leases were as follows (in thousands):


                      1998                         $   58
                      1999                             58
                      2000                             59
                      2001                             59
                      2002                             59
                   Thereafter                       1,180

                      Total                        $1,473

NOTE I - ABANDONED LIMITED PARTNERSHIP UNITS

In 1996, the number of Limited Partnership Units decreased by 67 units due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. However, during the year of abandonment, the Limited Partner will still be allocated his or her share of the income or loss. The income or loss per Limited Partnership Unit in the accompanying Statements of Operations is calculated based on the number of units outstanding at the beginning of the year.

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no disagreements with Ernst & Young, LLP regarding the 1997 or 1996 audits of the Partnership's financial statements.


                                      PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Angeles Realty Corporation II ("ARC II" or the "Managing General Partner"), the Partnership's managing general partner is a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"), an affiliate of Insignia Financial Group, Inc. ("Insignia").

The names of the directors and executive officers of ARC II, the Partnership's Managing General Partner as of December 31, 1997, their ages and the nature of all positions with ARC II presently held by them are as follows:

Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is an affiliate of Insignia. Thus the Managing General Partner is now a wholly-owned subsidiary of IPT.

     Name                                Age         Position

Carroll D. Vinson                        57        President and Director

Robert D. Long, Jr.                      30        Vice President and Chief
                                                   Accounting Officer

William H. Jarrard, Jr.                  51        Vice President

Daniel M. LeBey                          32        Secretary

Kelley M. Buechler                       40        Assistant Secretary


Carroll D. Vinson has been President and Director of the Managing General Partner and President of Metropolitan Asset Enhancement, L.P., and subsidiaries since August 1994. He has acted as Chief Operating Officer of IPT, an affiliate of the Managing General Partner, since May 1997. During 1993 to August 1994, Mr. Vinson was affiliated with Crisp, Hughes & Co. (regional CPA firm) and engaged in various other investment and consulting activities which included portfolio acquisitions, asset dispositions, debt restructurings and financial reporting. Briefly, in early 1993, Mr. Vinson served as President and Chief Executive Officer of Angeles Corporation, a real estate investment firm. From 1991 to 1993, Mr. Vinson was employed by Insignia in various capacities including Managing Director - President during 1991.

Robert D. Long, Jr. has been Vice President of the Managing General Partner since August 1994. Mr. Long joined Metropolitan Asset Enhancement, L.P. ("MAE"), an affiliate of Insignia, in September 1993. Since 1994 he has acted as Vice President and Chief Accounting Officer of the MAE subsidiaries. Mr. Long was an accountant for Insignia until joining MAE in 1993. Prior to joining Insignia, Mr. Long was an auditor for the State of Tennessee and was associated with the accounting firm of Harsman Lewis and Associates.

William H. Jarrard, Jr. has been President and Director of the Managing General Partner since December 1992. He has acted as Senior Vice President of IPT, since May 1997. Mr. Jarrard previously acted as Managing Director - Partnership Administration of Insignia from January 1991 through September 1997 and served as Managing Director - Partnership Administration and Asset Management from July 1994 until January 1996.

Daniel M. LeBey has been Vice President and Secretary of the Managing General Partner since January 29, 1998 and Insignia's Assistant Secretary since April 30, 1997. Since July 1996 he has also served as Insignia's Associate General Counsel. From September 1992 until June 1996, Mr. LeBey was an attorney with the law firm of Alston & Bird LLP, Atlanta, Georgia.

Kelley M. Buechler has been Assistant Secretary of the Managing General Partner since December 1992 and Assistant Secretary of Insignia since 1991.


ITEM 10.  EXECUTIVE COMPENSATION

No direct form of compensation or remuneration was paid by the Partnership to any officer or director of ARC II. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment. However, certain fees and other payments have been made to the Partnership's Managing General Partner and its affiliates, as described in "Item 12.".

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Managing General Partner and affiliates in 1997 and in 1996:


                                               1997        1996

Property management fees                    $  335      $  322

Reimbursement for services of affiliates
                                               229         217

Included in "Reimbursements for services of affiliates" is approximately $54,000 in construction oversight costs for 1997. No construction oversight costs were incurred during 1996.

A director of Insignia Financial Group, Inc. is affiliated with a professional legal association that received fees of $24,000 in connection with the 1996 refinancing of Deercreek Apartments and Landmark Apartments.

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

Effective February 25, 1998, MAE GP Corporation ("MAE GP") was merged into Insignia Properties Trust ("IPT"), which is an affiliate of Insignia. Thus the Managing General Partner is now a wholly-owned subsidiary of IPT.

Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust, provided financing to the Joint Venture, which is secured by the Joint Venture's investment property known as the Princeton Meadows Golf Course, in the amount of $1,567,000. Total interest expense was $196,000 and $200,000 for the years ended December 31, 1997 and 1996, respectively.

In November 1992, MAE GP Corporation ("MAE GP") acquired 1,675,113 Class B Common Shares of AMIT. The terms of the Class B shares provide that they are convertible, in whole or in part, into Class A Common Shares of AMIT on the basis of 1 Class A share for every 49 Class B shares (however, in connection with the settlement agreement described in the following paragraph, MAE GP agreed not to convert the Class B shares so long at AMIT's option is outstanding). These Class B Shares entitle the holder to receive 1% of the distributions of net cash distributed by AMIT (however, in connection with the settlement agreement described in the following paragraph, MAE GP agreed to waive its right to receive dividends and distributions so long as AMIT's option is outstanding). The holder of the Class B shares is also entitled to vote on the same basis as the holders of Class A shares, providing the holder with approximately 39% of the total voting power of AMIT (unless and until converted to Class A shares, in which case the percentage of the vote controlled represented by such shares would approximate 1.3% of the total voting power of
AMIT).

As part of a settlement of certain disputes with AMIT, MAE GP granted to AMIT an option to acquire the Class B shares owned by it. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships which were affiliated with MAE GP as of November 9, 1994 (which is the date of execution of a definitive settlement agreement), have been paid in full. In connection with such settlement, AMIT delivered to MAE GP cash in the sum of $250,000 at closing (which occurred April 14, 1995), as payment for the option. If and when the option is exercised, AMIT will be required to remit to MAE GP an additional $94,000.

Simultaneously with the grant of the option and as part of the settlement, MAE GP also executed an irrevocable proxy in favor of AMIT, which provides that the holder of the Class B shares is permitted to vote those shares on all matters except those involving transactions between AMIT and MAE GP affiliated borrowers or the election of any MAE GP affiliate as an officer or trustee of AMIT. With respect to such matters, the trustees of AMIT are required to vote (pursuant to the irrevocable proxy) the Class B shares (as a single block) in the same manner as a majority of the Class A shares are voted (to be determined without consideration of the votes of "Excess Class A Shares" (as defined in Section
6.13 of AMIT's Declaration of Trust)).

Between its acquisition of the Class B shares (in November 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. In February 1998, MAE GP was merged into Insignia Properties Trust, and in connection with that merger, MAE GP dividended all of the Class B shares to its sole stockholder, Metropolitan Asset enhancement, L.P. ("MAE"). As a result, MAE, as the holder of the Class B shares, is now subject to the terms of the settlement agreement, option and irrevocable proxy described in the two preceding paragraphs. Neither MAE GP nor MAE has exerted and intends to exert any management control over or participate in the management of AMIT. However, subject to the terms of the proxy described below, MAE may choose to vote the Class B shares as it deems appropriate in the future.

Liquidity Assistance L.L.C., which is an affiliate of the General Partner, MAE and Insignia Financial Group, Inc. ("Insignia") (which provides property management and partnership administration services to the Partnership), owned 96,800 Class A shares of AMIT at December 31, 1997. These Class A shares represent approximately 2.2% of the total voting power of AMIT.

On April 3, 1997, Insignia and AMIT entered into a non-binding agreement in principle contemplating, among other things, a business combination of AMIT and Insignia Properties Trust, an entity then owned 98% by Insignia and its affiliates ("IPT"). On July 18, 1997, IPT, Insignia and MAE GP entered into a definitive merger agreement pursuant to which (subject to shareholder approval and certain other conditions, including the receipt by AMIT of a fairness opinion from its investment bankers) AMIT would be merged with and into IPT, with each Class A share and Class B share being converted into 1.625 and 0.0332 common shares of IPT, respectively. The foregoing exchange ratios are subject to adjustment to account for dividends paid by AMIT from January 1, 1997 and dividends paid by IPT from February 1, 1997. It is anticipated that Insignia and its affiliates (including MAE) would own approximately 57% of post-merger IPT when this transaction is consummated.


                                      PART IV


ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits required by Item 601 of Regulation S-B:  Refer to
              Exhibit Index.

         (b) No reports on Form 8-K were filed during the fourth quarter of 1997.





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

                                 Date:  March 13, 1998

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.



/s/Carroll D. Vinson             President, Director       Date: March 13, 1998
Carroll D. Vinson



/s/Robert D. Long, Jr.           Vice President and Chief  Date: March 13, 1998
Robert D. Long, Jr.              Accounting Officer






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