Form 10QSB
period 1998-03-31
ANGELES INCOME PROPERTIES LTD II
filed 1998-05-11
CIK 711642

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT


                    U.S. Securities and Exchange Commission
                            Washington, D.C.  20549


                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1998


[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                        March 31, 1998
                               (in thousands, except unit data)


Assets
  Cash and cash equivalents                                  $  3,494
  Receivables and deposits, net of allowance
     for doubtful accounts of $151                                628
  Restricted escrows                                            1,055
  Other assets                                                    661
  Investment in, and advances of $46 to,
     joint venture                                                 43
  Investment properties
     Land                                       $   2,198
     Buildings and related personal property       33,760
                                                   35,958
     Less accumulated depreciation                (24,920)     11,038

                                                             $ 16,919

Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                           $    147
  Tenant security deposits                                        266
  Accrued property taxes                                          217
  Other liabilities                                               159
  Mortgage notes payable                                       18,149

Partners' Deficit
  General partners'                             $    (460)
  Limited partners' (99,784 units issued and
     outstanding)                                  (1,559)     (2,019)

                                                             $ 16,919

          See Accompanying Notes to Consolidated Financial Statements

b)
                       ANGELES INCOME PROPERTIES, LTD. II
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                                   Three Months Ended
                                                        March 31,
                                                   1998         1997
Revenues:
  Rental income                                 $   1,734    $   1,588
  Other income                                        104          106
    Total revenues                                  1,838        1,694

Expenses:
  Operating                                           623          625
  General and administrative                           70           69
  Depreciation                                        458          443
  Interest                                            361          365
  Property taxes                                      149          140
  Bad debt (recovery) expense                         (49)          10
  Loss on disposal of property                         --           37
     Total expenses                                 1,612        1,689

Equity in loss of joint venture                       (16)         (15)

Net income (loss)                               $     210    $     (10)

Net income (loss) allocated to
  general partners (1%)                         $       2    $      --

Net income (loss) allocated to
  limited partners (99%)                              208          (10)

                                                $     210    $     (10)

Net income (loss) per limited partnership unit  $    2.08    $    (.10)

          See Accompanying Notes to Consolidated Financial Statements


c)
                           ANGELES INCOME PROPERTIES, LTD. II
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                     (Unaudited)
                           (in thousands, except unit data)

                                      Limited
                                    Partnership     General       Limited
                                        Units      Partners'     Partners'       Total
Original capital contributions       100,000     $       1     $   50,000    $   50,001

Partners' deficit
   at December 31, 1997               99,784     $    (462)    $   (1,767)   $   (2,229)

Net income for the three months
   ended March 31, 1998                   --             2            208           210

Partners' deficit
   at March 31, 1998                  99,784     $    (460)    $   (1,559)   $   (2,019)

          See Accompanying Notes to Consolidated Financial Statements

d)
                       ANGELES INCOME PROPERTIES, LTD. II
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                          Three Months Ended
                                                              March 31,
                                                           1998          1997
Cash flows from operating activities:
  Net income (loss)                                    $     210     $     (10)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
   Depreciation                                              458           443
   Amortization of discounts, loan costs and lease
    commissions                                               25            25
   Bad debt (recoveries) expense                             (49)           10
   Equity in loss of joint venture                            16            15
   Loss on disposal of property                               --            37
   Change in accounts:
     Receivables and deposits                                (15)           23
     Other assets                                             18            (6)
     Accounts payable                                        (73)         (200)
     Tenant security deposit payable                           5            11
     Accrued property taxes                                  (36)           29
     Other liabilities                                        (7)            5

        Net cash provided by operating activities            552           382

Cash flows from investing activities:
  Property improvements and replacements                    (158)          (70)
  Net withdrawals from (deposits to) restricted escrows       52           (61)
  Advances to joint venture                                   --            (2)

        Net cash used in investing activities               (106)         (133)

Cash flows from financing activities:
  Loan costs paid                                             --           (10)
  Payments on mortgage notes payable                         (51)          (47)

        Net cash used in financing activities                (51)          (57)

Net increase in cash and cash equivalents                    395           192

Cash and cash equivalents at beginning of period           3,099         2,855

Cash and cash equivalents at end of period             $   3,494     $   3,047

Supplemental disclosure of cash flow information:
  Cash paid for interest                               $     341     $     345

          See Accompanying Notes to Consolidated Financial Statements

e)
                       ANGELES INCOME PROPERTIES, LTD. II
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Angeles Income Properties, Ltd. II (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

Principles of Consolidation

The consolidated financial statements of the Partnership include its 99% limited partnership interests in AIP II GP, LP and Georgetown AIP II, LP for the period ended March 31, 1997. The Partnership had the ability to remove the general partner of both AIP II GP, LP and Georgetown AIP II, LP; therefore, the partnerships were controlled and consolidated by the Partnership. At December 31, 1997, AIP II Georgetown GP, L.L.C. was formed as a wholly-owned subsidiary of the Partnership. AIP II GP LP's interest in Georgetown AIP II, LP was transferred to this new subsidiary. Therefore, for the three month period ended March 31, 1998, Georgetown AIP II LP was wholly owned by the Partnership. All significant interpartnership balances have been eliminated.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. Effective February 25, 1998, the Managing General Partner became wholly-owned by Insignia Properties Trust ("IPT"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). On February 25, 1998, the former owner of the Managing General Partner, MAE GP Corporation ("MAE GP"), an affiliate of Insignia, was merged into IPT. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were paid to the Managing General Partner and affiliates during the three months ended March 31, 1998 and 1997:


                                                           1998          1997
                                                             (in thousands)

Property management fees (included in operating
  expenses)                                                 $85           $82
Reimbursements for services of affiliates, including
  $9,000 and $13,000 of construction oversight
  costs for the three months ended March 31, 1998
  and March 31, 1997, respectively (included in
  general and administrative expenses, operating
  expenses and investment properties)                        51            66

Additionally, the Partnership paid approximately $6,000 during the three months ended March 31, 1998 to an affiliate of the Managing General Partner for lease commissions at the Partnership's commercial property. These lease commissions are included in other assets and are amortized over the terms of the respective leases.

For the period from January 1, 1996, to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner which received payments on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the Managing General Partner of the Partnership.

On April 24, 1998, an affiliate of Insignia commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 40,000 of the outstanding units of limited partnership interest ("Units") in the Partnership at a purchase price of $150 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated April 24, 1998 (the "Offer to Purchase") and in the related Assignment of Partnership Interest (which, together with any supplements or amendments, collectively constitute the "Offer") per Schedule 14D-9 originally filed with the Securities and Exchange Commission on April 24, 1998. Because of the existing and potential future conflicts of interest (described in the Partnership's Statements on Schedule 14D-9 filed with the Securities and Exchange Commission), neither the Partnership nor the Managing General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to Purchase.

Angeles Mortgage Investment Trust, ("AMIT"), a real estate investment trust, provides financing to the Princeton Meadows Golf Course Joint Venture ("Joint Venture") which is secured by the Joint Venture's investment property known as the Princeton Meadows Golf Course, in the amount of $1,567,000. Interest expense on the debt secured by the Joint Venture was $49,000 for each of the three months ended March 31, 1998 and 1997. Accrued interest was $16,000 at March 31, 1998.

In November 1992, MAE GP acquired 1,675,113 Class B Common Shares of AMIT. The terms of the Class B Shares provide that they are convertible, in whole or in part, into Class A Common Shares on the basis of one Class A Share for every 49 Class B Shares (however, in connection with the settlement agreement described in the following paragraph, MAE GP has agreed not to convert the Class B Shares so long as AMIT's option is outstanding). These Class B Shares entitle the holder to receive 1% of the distributions of net cash distributed by AMIT (however, in connection with the settlement agreement described in the following paragraph, MAE GP agreed to waive its right to receive dividends and distributions so long as AMIT's option is outstanding). The holder of the Class B Shares is also entitled to vote on the same basis as the holders of Class A Shares, providing the holder with approximately 39% of the total voting power of AMIT (unless and until converted to Class A Shares, in which case the percentage of the vote controlled represented by such shares would approximate 1.3% of the total voting power of AMIT).

As part of a settlement of certain disputes with AMIT, MAE GP granted to AMIT an option to acquire the Class B Shares owned by it. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships which were affiliated with MAE GP as of November 9, 1994 (which is the date of execution of a definitive Settlement Agreement) have been paid in full. In connection with such settlement, AMIT delivered to MAE GP cash in the sum of $250,000 at closing (which occurred April 14, 1995) as payment for the option. If and when the option is exercised, AMIT will be required to remit to MAE GP an additional $94,000.

Simultaneously with the execution of the option and as part of the settlement, MAE GP also executed an irrevocable proxy in favor of AMIT, which provides that the holder of the Class B Shares is permitted to vote those shares on all matters except those involving transactions between AMIT and MAE GP affiliated borrowers or the election of any MAE GP affiliate as an officer or trustee of AMIT. With respect to such matters, the trustees of AMIT are required to vote (pursuant to the irrevocable proxy) the Class B Shares (as a single block) in the same manner as a majority of the Class A Shares are voted (to be determined without consideration of the votes of "Excess Class A Shares" (as defined in Section 6.13 of AMIT's Declaration of Trust)).

Between its acquisition of the Class B Shares (in November 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. In February 1998, MAE GP was merged into IPT, and in connection with that merger, MAE GP dividended all of the Class B Shares to its sole stockholder, Metropolitan Asset Enhancement, L.P. ("MAE"). As a result, MAE, as the holder of the Class B Shares, is now subject to the terms of the settlement agreement, option and irrevocable proxy described in the two preceding paragraphs. Neither MAE GP nor MAE has exerted or intends to exert any management control over or participate in the management of AMIT. However, subject to the terms of the proxy described below, MAE may choose to vote the Class B Shares as it deems appropriate in the future.

Liquidity Assistance L.L.C., which is an affiliate of the General Partner, MAE and Insignia (which provides property management and partnership administration services to the Partnership), owned 96,800 Class A Shares of AMIT at December 31, 1997. These Class A Shares represent approximately 2.2% of the total voting power of AMIT.

On April 3, 1997, Insignia and AMIT entered into a non-binding agreement in principle contemplating, among other things, a business combination of AMIT and IPT, an entity then owned 98% by Insignia and its affiliates. On July 18, 1997, IPT, Insignia and MAE GP entered into a definitive merger agreement pursuant to which (subject to shareholder approval and certain other conditions, including the receipt by AMIT of a fairness opinion from its investment bankers) AMIT would be merged with and into IPT, with each Class A Share and Class B Share being converted into 1.625 and 0.0332 Common Shares of IPT, respectively. The foregoing exchange ratios are subject to adjustment to account for dividends paid by AMIT from January 1, 1997 and dividends paid by IPT from February 1, 1997. It is anticipated that Insignia and its affiliates (including MAE) would own approximately 57% of post-merger IPT when this transaction is consummated.

NOTE C - INVESTMENT IN JOINT VENTURE

The Partnership owns a 14.4% interest in the Joint Venture. The Partnership accounts for its interest in the Joint Venture using the equity method of accounting.

Condensed balance sheet information of the Joint Venture is as follows:


                                                      March 31, 1998
                                                      (in thousands)
       Assets
       Cash                                             $   211
       Other assets                                         180
       Investment property, net                           1,999
         Total                                          $ 2,390

       Liabilities and Partners' Deficit
       Note payable to AMIT (Note B)                    $ 1,567
       Other liabilities                                    836
       Partners' deficit                                    (13)
         Total                                          $ 2,390

The condensed profit and loss statements of the Joint Venture are summarized as follows:


                                  Three Months Ended
                                       March 31,
                                1998              1997
                                    (in thousands)

Revenue                        $  203            $  196
Costs and expenses               (317)             (302)

  Net loss                     $ (114)           $ (106)

The Partnership's equity interest in the loss of the Joint Venture was $16,000 and $15,000 for the three months ended March 31, 1998 and March 31, 1997, respectively.

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

In November 1995, representatives of the Joint Venture and the New Jersey DEP met and developed a plan of action to clean-up the contamination site at Princeton Meadows Golf Course. The Joint Venture has engaged an engineering firm to conduct consulting and compliance work and a second firm to perform the field work necessary for the clean-up. Field work is in process with skimmers having been installed at three test wells on the site. These skimmers are in place to detect any residual fuel that may still be in the ground. The expected completion date of the compliance work should be sometime in 1999. The Joint Venture originally recorded a liability of $199,000 for the costs of the clean-up and an additional $45,000 was recorded in 1997. At March 31, 1998, the balance in the liability for clean-up costs is $55,000, which the Managing General Partner believes to be sufficient to cover all remaining costs associated with the incident. Funds from the property will be used to pay the outstanding costs.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of three apartment complexes and one commercial property. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1998 and March 31, 1997:


                                                          Average
                                                         Occupancy
Property                                            1998           1997

Atlanta Crossing Shopping Center                     92%            89%
   Montgomery, Alabama (1)

Deer Creek Apartments                                96%            95%
   Plainsboro, New Jersey

Georgetown Apartments                                96%            97%
   South Bend, Indiana

Landmark Apartments                                  89%            91%
   Raleigh, North Carolina

1)The Managing General Partner leased 7,688 square feet to a new tenant during the first quarter of 1998 and is continuing with its efforts to lease several outparcels at this property in an effort to increase occupancy during the remainder of 1998.

The Partnership's net income for the three months ended March 31, 1998, was approximately $210,000 versus a net loss of approximately $10,000 for the three months ended March 31, 1997. The increase in net income is primarily due to an increase in rental income and an increase in bad debt recoveries. Additionally, the Partnership recorded a loss on disposal of property for the three months ended March 31, 1997. This loss resulted from the write-off of roofs at Deer Creek Apartments that were not fully depreciated at the time of a roof replacement project. No such loss was recorded during the three months ended March 31, 1998, thereby contributing to an increase in net income. The increase in rental income results from increased occupancy at Atlanta Crossing Shopping Center and Deer Creek Apartments as shown above and increased rental rates at all of the residential properties. Bad debt accounts were collected at Atlanta Crossing Shopping Center from tenants with whom delinquency had been experienced, resulting in increased recoveries.

Included in operating expense for the three months ended March 31, 1998, is approximately $29,000 of major repairs and maintenance mainly comprised of exterior painting and repairs. Included in operating expense for the three months ended March 31, 1997, is approximately $48,000 of major repairs and maintenance mainly comprised of exterior building repairs, parking lot repairs and landscaping. A major vinyl siding and exterior lighting project totaling approximately $1,300,000 is budgeted to be completed during 1998 at Deer Creek Apartments.

The Partnership has a 14.4% investment in the Princeton Meadows Golf Course Joint Venture. For the three months ended March 31, 1998, the Partnership realized equity in loss of the Joint Venture of approximately $16,000 as compared to a loss of approximately $15,000 for the three months ended March 31, 1997.

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

At March 31, 1998, the Partnership had cash and cash equivalents of $3,494,000 versus $3,047,000 at March 31, 1997. The net increase in cash and cash equivalents for the three months ended March 31, 1998 was approximately $395,000 compared to an increase of approximately of $192,000 for the three months ended March 31, 1997. Net cash provided by operating activities increased primarily due to the increase in net income discussed above and a decrease in cash used for accounts payable due to timing of payments to vendors. Net cash used in investing activities decreased due to an increase in withdrawals from restricted escrows, partially offset by an increase in property improvements and replacements. Net cash used in financing activities decreased slightly due to loan costs incurred during the first quarter of 1997 as a result of the refinance of the mortgages encumbering Landmark Apartments and Deer Creek Apartments during 1996.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The Partnership has mortgage notes payable totaling $18,149,000 with various maturity dates and balloon payments due at maturity, at which time the properties will be either refinanced or sold. The first mortgages secured by Deer Creek Apartments and Landmark Apartments mature in November 2003. The remaining debt, which is secured by Georgetown Apartments, matures in October 2003. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. No distributions were made during the three month periods ended March 31, 1998 or 1997. The Managing General Partner is currently evaluating the feasibility of making a distribution from operations in 1998.

Year 2000

The Partnership is dependent upon the Managing General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed no later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Managing General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

Other

Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

                          PART II - OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS


In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. The Managing General Partner was only recently served with the complaint which it believes to be without merit, and intends to vigorously defend the action.

In May 1998, the Partnership and its General Partner were named as respondents in a Petition in Los Angeles Superior Court. The Petition, brought by a limited partner of the Partnership, seeks performance by the General Partner of certain alleged contractual obligations under the Partnership Agreement and compliance with certain alleged statutory requirements. Service on the Partnership was only recently accomplished, and the General Partner has not yet replied to the Petition.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature. The General Partner of the Partnership believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition or operations of the Partnership.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     a)    Exhibits:

           Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     b)    Reports on Form 8-K:

           No reports on form 8-K were filed during the three months ended March 31, 1998.


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          ANGELES INCOME PROPERTIES, LTD. II


                          By:  Angeles Realty Corporation II
                               Its Managing General Partner


                          By:  /s/Carroll D. Vinson
                               Carroll D. Vinson
                               President and Director


                          By:  /s/Robert D. Long, Jr.
                               Robert D. Long, Jr.
                               Vice President/CAO


                          Date: May 11, 1998