Form 10QSB
period 1998-06-30
ANGELES INCOME PROPERTIES LTD II
filed 1998-08-07
CIK 711642

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


                  For the quarterly period ended June 30, 1998


[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from.........to.........


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

                                 June 30, 1998
                        (in thousands, except unit data)


Assets
  Cash and cash equivalents                             $ 3,559
  Receivables and deposits, net of allowance
     for doubtful accounts of $159                          663
  Restricted escrows                                        822
  Other assets                                              649
  Investment in, and advances of $46 to,
     joint venture                                           69
  Investment properties:
     Land                                    $  2,198
     Buildings and related personal property   34,108
                                               36,306
     Less accumulated depreciation            (25,268)   11,038

                                                        $16,800

Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                      $    51
  Tenant security deposit liabilities                       266
  Accrued property taxes                                    227
  Other liabilities                                         183
  Mortgage notes payable                                 18,100

Partners' Deficit
  General partners'                          $   (460)
  Limited partners' (99,784 units issued and
     outstanding)                              (1,567)   (2,027)

                                                        $16,800

          See Accompanying Notes to Consolidated Financial Statements

b)
                       ANGELES INCOME PROPERTIES, LTD. II
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                              Three Months Ended   Six Months Ended
                                   June 30,            June 30,
                                1998      1997     1998       1997
Revenues:
  Rental income                $1,744    $1,788   $3,478     $3,376
  Other income                    129       116      233        222
      Total revenues            1,873     1,904    3,711      3,598

Expenses:
  Operating                       864       685    1,487      1,310
  General and administrative       72        50      142        119
  Depreciation                    459       445      917        888
  Interest                        360       369      721        734
  Property taxes                  140       137      289        277
  Bad debt recoveries, net        (28)      (30)     (77)       (20)
  Loss on disposal of property     39        74       39        111

      Total expenses            1,906     1,730    3,518      3,419

Equity in income of
  joint venture (Note C)           25        26        9         11

Net (loss) income              $   (8)   $  200   $  202     $  190

Net (loss) income allocated
  to general partners (1%)     $   --    $    2   $    2     $    2
Net (loss) income allocated
  to limited partners (99%)        (8)      198      200        188

                               $   (8)   $  200   $  202     $  190

Net (loss) income per limited
  partnership unit             $(0.08)   $ 1.98   $ 2.00     $ 1.88

istributions per limited
  partnership unit             $   --    $ 9.92   $   --     $ 9.92

          See Accompanying Notes to Consolidated Financial Statements

c)
                       ANGELES INCOME PROPERTIES, LTD. II
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)



                                  Limited
                                Partnership  General   Limited
                                   Units    Partners' Partners'   Total

Original capital contributions   100,000    $     1   $50,000    $50,001

Partners' deficit
   at December 31, 1997           99,784    $  (462)  $(1,767)   $(2,229)

Net income for the six months
   ended June 30, 1998                --          2       200        202

Partners' deficit
   at June 30, 1998               99,784    $  (460)  $(1,567)   $(2,027)

          See Accompanying Notes to Consolidated Financial Statements

d)
                       ANGELES INCOME PROPERTIES, LTD. II
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)



                                                          Six Months Ended
                                                               June 30,
                                                            1998      1997
Cash flows from operating activities:
  Net income                                              $   202   $   190
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation                                               917       888
   Amortization of discounts, loan costs and lease
    commissions                                                49        49
   Bad debt recoveries, net                                   (77)      (20)
   Equity in income of joint venture                           (9)      (11)
   Loss on disposal of property                                39       111
   Change in accounts:
     Receivables and deposits                                 (22)      (37)
     Other assets                                               7       (40)
     Accounts payable                                        (169)      (27)
     Tenant security deposit liabilities                        5        17
     Accrued property taxes                                   (26)       40
     Other liabilities                                         17        18

        Net cash provided by operating activities             933     1,178

Cash flows from investing activities:
  Property improvements and replacements                     (656)     (538)
  Net withdrawals from (deposits to) restricted escrows       285      (110)
  Advances to joint venture                                    --        (3)

        Net cash used in investing activities                (371)     (651)

Cash flows from financing activities:
  Loan costs paid                                              --       (10)
  Payments on mortgage notes payable                         (102)      (90)
  Distributions to partners                                    --    (1,000)

        Net cash used in financing activities                (102)   (1,100)

Net increase (decrease) in cash and cash equivalents          460      (573)

Cash and cash equivalents at beginning of period            3,099     2,855

Cash and cash equivalents at end of period                $ 3,559   $ 2,282

Supplemental disclosure of cash flow information:
  Cash paid for interest                                  $   682   $   694

          See Accompanying Notes to Consolidated Financial Statements

e)
                       ANGELES INCOME PROPERTIES, LTD. II
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Angeles Income Properties, Ltd. II (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

Principles of Consolidation

The consolidated financial statements of the Partnership include its 99% limited partnership interests in AIP II GP, LP and Georgetown AIP II, LP for the period ended June 30, 1997. The Partnership had the ability to remove the general partner of both AIP II GP, LP and Georgetown AIP II, LP; therefore, the partnerships were controlled and consolidated by the Partnership. At December 31, 1997, AIP II Georgetown GP, L.L.C. was formed as a wholly-owned subsidiary of the Partnership. AIP II GP LP's interest in Georgetown AIP II, LP was transferred to this new subsidiary. Therefore, for the six month period ended June 30, 1998, Georgetown AIP II LP was wholly owned by the Partnership. All significant interpartnership balances have been eliminated.


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

The following payments were paid to the Managing General Partner and affiliates during the six months ended June 30, 1998 and 1997 (in thousands):


                                                       1998      1997
Property management fees (included in operating
  expenses)                                            $172      $167
Reimbursements for services of affiliates (included
  in general and administrative expenses)                86        73

In addition, construction services reimbursements of approximately $34,000 and $16,000 were paid to an affiliate of the Managing General Partner during the six months ended June 30, 1998 and 1997, respectively. Construction reimbursement costs are included in operating expenses and investment properties.

Additionally, the Partnership paid approximately $6,000 during the six months ended June 30, 1998 to an affiliate of the Managing General Partner for lease commissions at the Partnership's commercial property. These lease commissions are included in other assets and are amortized over the terms of the respective leases.

For the period from January 1, 1997, to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner, but with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner which received payments on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in September or October of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the Managing General Partner of the Partnership.

On April 24, 1998, an affiliate of Insignia commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 40,000 of the outstanding units of limited partnership interest ("Units") in the Partnership at a purchase price of $150 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated April 24, 1998 (the "Offer to Purchase") and in the related Assignment of Partnership Interest (which, together with any supplements or amendments, collectively constitute the "Offer") per Schedule 14D-9 originally filed with the Securities and Exchange Commission on April 24, 1998. Because of the existing and potential future conflicts of interest (described in the Partnership's Statements on Schedule 14D-9 filed with the Securities and Exchange Commission), neither the Partnership nor the Managing General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to Purchase. On May 21, 1998, the tender offer was officially closed with 8,908 Limited Partner Units being acquired by the Purchaser.

Angeles Mortgage Investment Trust, ("AMIT"), a real estate investment trust, provides financing to the Princeton Meadows Golf Course Joint Venture ("Joint Venture") which is secured by the Joint Venture's investment property known as the Princeton Meadows Golf Course, in the amount of $1,567,000. Interest expense on the debt secured by the Joint Venture was $98,000 for each of the six months ended June 30, 1998 and 1997. Accrued interest was $18,000 at June 30, 1998.

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

Simultaneously with the execution of the option and as part of the settlement, MAE GP also executed an irrevocable proxy in favor of AMIT, which provides that the holder of the Class B Shares is permitted to vote those shares on all matters except those involving transactions between AMIT and MAE GP affiliated borrowers or the election of any MAE GP affiliate as an officer or trustee of AMIT. With respect to such matters, the trustees of AMIT are required to vote (pursuant to the irrevocable proxy) the Class B Shares (as a single block) in the same manner as a majority of the Class A Shares are voted (to be determined without consideration of the votes of "Excess Class A Shares" (as defined in Section 6.13 of AMIT's Declaration of Trust).

Between its acquisition of the Class B Shares (in November 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. In February 1998, MAE GP was merged into IPT, and in connection with that merger, MAE GP dividended all of the Class B Shares to its sole stockholder, Metropolitan Asset Enhancement, L.P. ("MAE"). As a result, MAE, as the holder of the Class B Shares, is now subject to the terms of the settlement agreement, option and irrevocable proxy described in the two preceding paragraphs. Neither MAE GP nor MAE has exerted or has any current intention to exert any management control over or participate in the management of AMIT. However, subject to the terms of the proxy described below, MAE may choose to vote the Class B Shares or otherwise exercise its rights as a shareholder of AMIT as it deems appropriate in the future.

Liquidity Assistance L.L.C., which is an affiliate of the Managing General Partner, MAE and Insignia (which provides property management and partnership administration services to the Partnership), owned 96,800 Class A Shares of AMIT at June 30, 1998. These Class A Shares represent approximately 2.2% of the total voting power of AMIT.

On April 3, 1997, Insignia and AMIT entered into a non-binding agreement in principle contemplating, among other things, a business combination of AMIT and IPT, which was then owned 98% by Insignia and its affiliates. On July 18, 1997, IPT, Insignia and MAE GP entered into a definitive merger agreement pursuant to which (subject to shareholder approval and certain other conditions, including the receipt by AMIT of a fairness opinion from its investment bankers) AMIT would be merged with and into IPT, with each Class A Share and Class B Share being converted into 1.625 and 0.0332 Common Shares of IPT, respectively. The foregoing exchange ratios are subject to adjustment to account for dividends paid by AMIT from January 1, 1997 and dividends paid by IPT from February 1, 1997. It is anticipated that Insignia and its affiliates (including MAE) would own approximately 57% of post-merger IPT if this transaction is consummated.


NOTE C - INVESTMENT IN JOINT VENTURE

The Partnership owns a 14.4% interest in the Joint Venture. The Partnership accounts for its interest in the Joint Venture using the equity method of accounting.

Condensed balance sheet information of the Joint Venture is as follows:


                                   June 30, 1998
                                   (in thousands)
Assets
Cash                                 $  292
Other assets                            281
Investment property, net              2,043
  Total                              $2,616

Liabilities and Partners' Capital
Note payable to AMIT (Note B)        $1,567
Other liabilities                       897
Partners' capital                       152
  Total                              $2,616


The condensed profit and loss statements of the Joint Venture are summarized as follows:


                       Three Months Ended        Six Months Ended
                            June 30,                 June 30,
                        1998         1997         1998         1997
                         (in thousands)           (in thousands)

Revenue               $  541       $  545       $  744       $  741
Costs and expenses      (364)        (362)        (681)        (664)

  Net income          $  177       $  183       $   63       $   77

The Partnership's equity interest in the income of the Joint Venture was $9,000 and $11,000 for the six months ended June 30, 1998 and June 30, 1997, respectively.

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

In November 1995, representatives of the Joint Venture and the New Jersey DEP met and developed a plan of action to clean-up the contamination site at Princeton Meadows Golf Course. The Joint Venture has engaged an engineering firm to conduct consulting and compliance work and a second firm to perform the field work necessary for the clean-up. Field work is in process, with skimmers having been installed at three test wells on the site. These skimmers are in place to detect any residual fuel that may still be in the ground. The expected completion date of the compliance work should be sometime in 1999. The Joint Venture originally recorded a liability of $199,000 for the costs of the clean-up, subsequently, in 1997, the Joint Venture recorded an additional liability of approximately $45,000 as an adjustment to estimated costs remaining to complete the clean-up. At June 30, 1998, the balance in the liability for clean-up costs is $54,000. Funds from the property will be used to pay the outstanding costs.


NOTE D - DISTRIBUTIONS TO PARTNERS

Subsequent to June 30, 1998, the Partnership paid a distribution from operations of approximately $1,500,000. Of this amount, approximately $15,000 was paid to the general partners and approximately $1,485,000 was paid to the limited partners. During the six months ended June 30, 1997, the Partnership distributed $1,000,000 from operations to the partners.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of three apartment complexes and one commercial property. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1998 and June 30, 1997:


                                                  Average
                                                 Occupancy
Property                                      1998       1997

Atlanta Crossing Shopping Center               91%        90%
   Montgomery, Alabama

Deer Creek Apartments                          97%        96%
   Plainsboro, New Jersey

Georgetown Apartments                          95%        98%
   South Bend, Indiana

Landmark Apartments                            91%        91%
   Raleigh, North Carolina

The Partnership's net income for the six months ended June 30, 1998, was approximately $202,000 versus net income of approximately $190,000 for the six months ended June 30, 1997. The Partnership recorded a net loss for the three months ended June 30, 1998, of approximately $8,000 versus net income of approximately $200,000 for the three months ended June 30, 1997. The increase in net income for the six months ended June 30, 1998 is primarily due to an increase in rental income, increased bad debt recoveries, and decreased losses on disposal of property. Rental income increased primarily due to increased occupancy and rental rates at Deer Creek Apartments and Atlanta Crossing Shopping Center. Bad debt recoveries continue to be collected at Atlanta Crossing Shopping Center from tenants from whom bad debt expenses were incurred previously due to delinquencies. The Partnership recorded losses on disposal of property of approximately $39,000 and $111,000 for the six months ended June 30, 1998 and 1997 respectively. The 1998 loss resulted from the write-off of siding at Deer Creek Apartments, while the 1997 loss resulted from the write-off of roofs at Deer Creek. Both of these write-offs were a result of assets not fully depreciated at the time of replacement. Partially offsetting the increase in net income for the six months ended June 30, 1998, was an increase in operating expenses. Included in operating expense for the six months ended June 30, 1998, is approximately $290,000 of major repairs and maintenance comprised primarily of exterior building repairs and painting related to a renovation project at Landmark Apartments. This renovation project includes the correction of drainage problems and related foundation repairs along with exterior building repairs and painting in order to improve the appearance of the property. Included in operating expense for the six months ended June 30, 1997, is approximately $80,000 of major repairs and maintenance primarily comprised of exterior building repairs, parking lot repairs, landscaping, and exterior painting.

While net income increased for the six months ended June 30, 1998, net income for the three months ended June 30, 1998, decreased compared to the corresponding period of 1997. This decrease is primarily attributable to increased operating expenses resulting from the exterior building repairs at Landmark Apartments, as described above, most of which occurred in the second quarter of 1998.

The Partnership has a 14.4% investment in the Princeton Meadows Golf Course Joint Venture. For the six months ended June 30, 1998, the Partnership realized equity in income of the Joint Venture of approximately $9,000 as compared to income of approximately $11,000 for the six months ended June 30, 1997. The decrease in net income is primarily attributable to a decrease in revenue as a result of poor weather conditions.

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

At June 30, 1998, the Partnership had cash and cash equivalents of $3,559,000 versus $2,282,000 at June 30, 1997. The net increase in cash and cash equivalents for the six months ended June 30, 1998, was approximately $460,000 compared to a decrease of approximately of $573,000 for the six months ended June 30, 1997. Net cash provided by operating activities decreased primarily due to an increase in cash used for accounts payable and accrued taxes due to the timing of payments. Net cash used in investing activities decreased due to an increase in net withdrawals from restricted escrows, partially offset by an increase in property improvements and replacements. Net cash used in financing activities decreased due to distributions to partners being made during the second quarter of 1997.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. A major vinyl siding and exterior lighting project totaling approximately $1,300,000 was budgeted for 1998 at Deer Creek Apartments. Through June 30, 1998, approximately $370,000 in costs have been capitalized with regard to this project. The Partnership has mortgage notes payable totaling $18,100,000, net of discounts, with various maturity dates and balloon payments due at maturity, at which time the properties will be either refinanced or sold. The first mortgages secured by Deer Creek Apartments and Landmark Apartments mature in November 2003. The remaining debt, which is secured by Georgetown Apartments, matures in October 2003. A distribution from operations totaling $1,000,000 was paid in April 1997. Subsequent to June 30, 1998 a distribution from operations in the amount of $1,500,000 was paid. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves.

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

                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS


In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. The Managing General Partner believes the action to be without merit, and intends to vigorously defend it.
On June 24, 1998, the Managing General Partner filed a motion seeking dismissal of the action.

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

     b)   Reports on Form 8-K:

          No reports on form 8-K were filed during the quarter ended June 30, 1998.


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


                          Date: August 7, 1998