Form 10QSB
period 1998-09-30
ANGELES INCOME PROPERTIES LTD II
filed 1998-11-16
CIK 711642

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


               For the quarterly period ended September 30, 1998


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

                        55 Beattie Place, P. O. Box 1089
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

                               September 30, 1998
                        (in thousands, except unit data)


Assets
  Cash and cash equivalents                                    $ 2,057
  Receivables and deposits, net of allowance
     for doubtful accounts of $220                                 706
  Restricted escrows                                               802
  Other assets                                                     706
  Investment in, and advances of $46 to,
     joint venture                                                  79
  Investment properties:
     Land                                          $  2,198
     Buildings and related personal property         34,425
                                                     36,623
     Less accumulated depreciation                  (25,504)    11,119

                                                               $15,469

Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                             $   213
  Tenant security deposit liabilities                              276
  Accrued property taxes                                           317
  Other liabilities                                                188
  Mortgage notes payable                                        18,050

Partners' Deficit
  General partners'                                $   (476)
  Limited partners' (99,784 units issued and
     outstanding)                                    (3,099)    (3,575)

                                                               $15,469

          See Accompanying Notes to Consolidated Financial Statements


b)
                       ANGELES INCOME PROPERTIES, LTD. II
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                    Three Months Ended   Nine Months Ended
                                       September 30,       September 30,
                                      1998      1997      1998      1997
Revenues:
  Rental income                      $1,785    $1,724    $5,263    $5,100
  Other income                          124       124       357       346

      Total revenues                  1,909     1,848     5,620     5,446

Expenses:
  Operating                             795       709     2,282     2,019
  General and administrative             71        69       213       188
  Depreciation                          470       460     1,387     1,348
  Interest                              360       367     1,081     1,101
  Property taxes                        145       147       434       424
  Bad debt expense (recoveries), net     61        79       (16)       59
  Loss on disposal of property           78        30       117       141

      Total expenses                  1,980     1,861     5,498     5,280

Equity in income of
  joint venture (Note C)                 10        25        19        36

Net (loss) income                    $  (61)   $   12    $  141    $  202

Net (loss) income allocated
  to general partners (1%)           $   (1)   $    0    $    1    $    2
Net (loss) income allocated
  to limited partners (99%)             (60)       12       140       200

                                     $  (61)   $   12    $  141    $  202

Net (loss) income per limited
  partnership unit                   $(0.60)   $  .12    $ 1.40    $ 2.00

Distributions per limited
  partnership unit                   $14.75    $   --    $14.75    $ 9.92

          See Accompanying Notes to Consolidated Financial Statements


c)
                       ANGELES INCOME PROPERTIES, LTD. II
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)


                                  Limited
                                Partnership  General   Limited
                                   Units    Partners' Partners'   Total

Original capital contributions    100,000   $     1   $50,000   $50,001

Partners' deficit
   at December 31, 1997            99,784   $  (462)  $(1,767)  $(2,229)

Distribution to Partners                        (15)   (1,472)   (1,487)

Net income for the nine months
   ended September 30, 1998            --         1       140       141

Partners' deficit
   at September 30, 1998           99,784   $  (476)  $(3,099)  $(3,575)

          See Accompanying Notes to Consolidated Financial Statements


d)
                       ANGELES INCOME PROPERTIES, LTD. II
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                           Nine Months Ended
                                                             September 30,
                                                            1998      1997
Cash flows from operating activities:
  Net income                                              $   141   $   202
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation                                             1,387     1,348
   Amortization of discounts, loan costs and lease
    commissions                                                73        78
   Bad debt (recoveries) expense, net                         (16)       59
   Equity in income of joint venture                          (19)      (36)
   Loss on disposal of property                               117       141
   Change in accounts:
     Receivables and deposits                                (126)     (159)
     Other assets                                             (71)      (42)
     Accounts payable                                          (7)     (200)
     Tenant security deposit liabilities                       15        13
     Accrued property taxes                                    64       118
     Other liabilities                                         22         6

        Net cash provided by operating activities           1,580     1,528

Cash flows from investing activities:
  Property improvements and replacements                   (1,285)     (776)
  Net withdrawals from (deposits to) restricted escrows       305      (152)
  Advances to joint venture                                    --        (3)

        Net cash used in investing activities                (980)     (931)

Cash flows from financing activities:
  Loan costs paid                                              --       (10)
  Payments on mortgage notes payable                         (155)     (139)
  Distributions to partners                                (1,487)   (1,000)

        Net cash used in financing activities              (1,642)   (1,149)

Net decrease in cash and cash equivalents                  (1,042)     (552)

Cash and cash equivalents at beginning of period            3,099     2,855

Cash and cash equivalents at end of period                $ 2,057   $ 2,303

Supplemental disclosure of cash flow information:
  Cash paid for interest                                  $ 1,021   $ 1,038

Fixed assets financed by accounts payable                 $    --   $   103

          See Accompanying Notes to Consolidated Financial Statements


e)
                       ANGELES INCOME PROPERTIES, LTD. II
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Angeles Income Properties, Ltd. II (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), a wholly-owned subsidiary of Insignia Properties Trust ("IPT") all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

Principles of Consolidation

The consolidated financial statements of the Partnership include its 99% limited partnership interests in AIP II GP, LP and Georgetown AIP II, LP for the period ended September 30, 1997. The Partnership had the ability to remove the general partner of both AIP II GP, LP and Georgetown AIP II, LP; therefore, the partnerships were controlled and consolidated by the Partnership. At December 31, 1997, AIP II Georgetown GP, L.L.C. was formed as a wholly-owned subsidiary of the Partnership. AIP II GP LP's interest in Georgetown AIP II, LP was transferred to this new subsidiary. Therefore, for the nine month period ended September 30, 1998, Georgetown AIP II LP was wholly owned by the Partnership. All significant interpartnership balances have been eliminated.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. Affiliates of the Managing General Partner provide property management and asset management services to the partnership. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to the Managing General Partner and/or its affiliates during the nine months ended September 30, 1998 and 1997:


                                                           Nine Months Ended
                                                             September 30,
                                                           (in thousands)
                                                           1998      1997

Property management fees (included in operating expenses)  $262      $250
Reimbursement for services of affiliates, including
 approximately $45,000 and $40,000 of construction
 services reimbursements for the nine months ended
 September 30, 1998 and September 30, 1997, respectively
 (included in investment properties, general and
 administrative, and operating expenses)                    232       154


Additionally, the Partnership paid approximately $57,000, during the nine months ended September 30, 1998, to an affiliate of the Managing General Partner for lease commissions at the Partnership's commercial property. These lease commissions are included in other assets and are amortized over the terms of the respective leases.

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

On April 24, 1998, an affiliate of the Managing General Partner ("the Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 40,000 of the outstanding units of limited partnership interest ("Units") in the Partnership at a purchase price of $150 per Unit, net to the seller in cash. On May 21, 1998, the tender offer was officially closed with 8,908 Limited Partner Units being acquired by the Purchaser.

On August 13, 1998, the Purchaser commenced a second tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 30,000 of the outstanding units of limited partnership interest ("Units") in the Partnership at a purchase price of $175 per Unit, net to the seller in cash. The expiration date for the tender offer was extended to November 16, 1998.

Angeles Mortgage Investment Trust, ("AMIT"), a real estate investment trust, provides financing (the "AMIT Loan") to the Princeton Meadows Golf Course Joint Venture ("Joint Venture"), (see "Note C" below). The AMIT Loan had a principal balance of $1,567,000 at September 30, 1998, accrues interest at a rate of 12.5% per annum and matures on September 1, 2000, at which time the outstanding principal and any unpaid interest is due. Interest expense on the debt secured by the Joint Venture was approximately $147,000 for each of the nine months ended September 30, 1998 and 1997, respectively. Accrued interest was $18,000 at September 30, 1998. Pursuant to a series of transactions, affiliates of the Managing General Partner acquired ownership interests in AMIT. On September 17, 1998, AMIT was merged with and into IPT, the entity which controls the Managing General Partner. As a result, IPT became the holder of the AMIT loan.

NOTE C - INVESTMENT IN JOINT VENTURE

The Partnership owns a 14.4% interest in the Joint Venture. The Partnership accounts for its interest in the Joint Venture using the equity method of accounting.

Condensed balance sheet information of the Joint Venture is as follows:


                                           September 30, 1998
                                             (in thousands)
Assets
Cash                                          $  357
Other assets                                     268
Investment property, net                       2,039
    Total                                     $2,664

Liabilities and Partners' Capital
Note payable to AMIT (Note B)                 $1,567
Other liabilities                                852

Partners' capital                                245
    Total                                     $2,664

The condensed profit and loss statements of the Joint Venture are summarized as follows:

                          Three Months Ended       Nine Months Ended
                             September 30,           September 30,
                           1998        1997        1998        1997
                            (in thousands)          (in thousands)

Revenue                  $   575     $   620     $ 1,319     $ 1,361
Costs and expenses          (490)       (449)     (1,171)     (1,113)

  Net income             $    85     $   171     $   148     $   248

The Partnership's equity interest in the income of the Joint Venture was approximately $19,000 and $36,000 for the nine months ended September 30, 1998 and September 30, 1997, respectively.

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

In November 1995, representatives of the Joint Venture and the New Jersey DEP met and developed a plan of action to clean-up the contamination site at Princeton Meadows Golf Course. The Joint Venture has engaged an engineering firm to conduct consulting and compliance work and a second firm to perform the field work necessary for the clean-up. Field work is in process, with skimmers having been installed at three test wells on the site. These skimmers are in place to detect any residual fuel that may still be in the ground. The expected completion date of the compliance work should be sometime in 1999. The Joint Venture originally recorded a liability of $199,000 for the costs of the clean-up; subsequently, in 1997, the Joint Venture recorded an additional liability of approximately $45,000 as an adjustment to estimated costs remaining to complete the clean-up. At September 30, 1998, the balance in the liability for clean-up costs is $54,000. Funds from the property will be used to pay the outstanding costs.

Representatives of the Joint Venture have entered into negotiations with a potential buyer for the Princeton Meadows Golf Course. However, the contract for the sale has not been finalized and Joint Venture Representatives cannot assure that the sale will be consummated.

NOTE D - DISTRIBUTIONS TO PARTNERS

In July 1998, the Partnership paid a distribution from operations of approximately $1,487,000. Of this amount, approximately $15,000 was paid to the general partners and approximately $1,472,000 was paid to the limited partners. During the second quarter of 1997, the Partnership distributed $1,000,000 from operations to the partners.

NOTE E - TRANSFER OF CONTROL; SUBSEQUENT EVENT

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of the Managing General Partner. In addition, AIMCO also acquired approximately 51% of the outstanding common shares of beneficial interest of IPT, the entity which controls the General Partner of the Partnership. Also, effective October 1, 1998 IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of three apartment complexes and one commercial property. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1998 and September 30, 1997:

                                      Average Occupancy
Property                               1998        1997

Atlanta Crossing Shopping Center        89%         90%
   Montgomery, Alabama
Deer Creek Apartments                   97%         96%
   Plainsboro, New Jersey
Georgetown Apartments                   96%         97
   South Bend, Indiana
Landmark Apartments                     91%         91%
   Raleigh, North Carolina

The Partnership's net income for the nine months ended September 30, 1998, was approximately $141,000 compared to net income of approximately $202,000 for the nine months ended September 30, 1997. The Partnership recorded a net loss for the three months ended September 30, 1998, of approximately $61,000 versus net income of approximately $12,000 for the three months ended September 30, 1997. The decrease in net income for both the three months and the nine months ended September 30, 1998 is primarily due to an increase in operating expenses for major repairs and maintenance. Included in operating expense for the nine months ended September 30, 1998, is approximately $414,000 of major repairs and maintenance expense comprised primarily of exterior building repairs, gutter repairs, exterior painting, and landscaping. These repairs were mostly related to a renovation project at Landmark Apartments. This renovation project includes the correction of drainage problems and related foundation repairs along with exterior building repairs and painting in order to improve the appearance of the property. Included in operating expense for the three and nine months ended September 30, 1997, is approximately $116,000 of major repairs and maintenance primarily comprised of exterior building repairs, parking lot repairs, landscaping, and exterior painting. Partially offsetting the decrease in net income for the nine months ended September 30, 1998 was increased rental income. Rental income increased primarily due to increased rental rates at all the partnership's properties and improved occupancy at Deer Creek Apartments.

The partnership recorded losses on disposal of property of approximately $117,000 and $141,000 for the nine months ended September 30, 1998 and 1997 respectively. The 1998 loss resulted from the write-off of siding at Deer Creek Apartments, while the 1997 loss resulted from the write-off of roofs at Deer Creek. Both of these losses were the result of write-off of assets not fully depreciated at the time of replacement.

The Partnership has a 14.4% investment in the Princeton Meadows Golf Course Joint Venture. For the three and nine months ended September 30, 1998, the Partnership realized equity in net income of the Joint Venture of approximately $10,000 and $19,000, respectively as compared to income of approximately $25,000 and $36,000 for the three and nine months ended September 30, 1997. The decrease in equity in net income of the Joint Venture is primarily attributable to a decrease in revenue as a result of poor weather conditions.

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

At September 30, 1998, the Partnership had cash and cash equivalents of $2,057,000 versus $2,303,000 at September 30, 1997. The net decrease in cash and cash equivalents for the nine months ended September 30, 1998, was approximately $1,042,000 compared to a decrease of approximately $552,000 for the nine months ended September 30, 1997. Net cash provided by operating activities increased primarily due to a decrease in cash used for accounts payable due to the timing of payments. This increase was partially offset by reduced net income as discussed above and lower cash provided by accrued property taxes due to the timing of payments. Net cash used in investing activities increased due to an increase in property improvements and replacements, partially offset by increased withdrawals from restricted escrows. Net cash used in financing activities increased due to increased distributions to partners during the nine months ended September 30, 1998 as compared to the comparable period in 1997.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, State and local legal and regulatory requirements. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. A major vinyl siding and exterior lighting project totaling approximately $1,300,000 was budgeted for 1998 at Deer Creek Apartments. Through September 30, 1998, approximately $904,000 in costs have been capitalized with regard to this project. The Managing General Partner is currently assessing the need for capital improvements at each of the Partnership's properties. To the extent that additional capital improvements are required, the Partnership's distributable cash flow, if any, may be adversely effected. The Partnership has mortgage notes payable totaling $18,050,000, net of discounts, with various maturity dates and balloon payments due at maturity. The first mortgages secured by Deer Creek Apartments and Landmark Apartments mature in November 2003. The remaining debt, which is secured by Georgetown Apartments, matures in October 2003. The Partnership's Atlanta Crossing Shopping Center is currently unencumbered by debt. The Managing General Partner will attempt to refinance such indebtedness or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure. A distribution from operations totaling $1,000,000 was paid in April 1997. A distribution from operations in the amount of $1,487,000 was paid in July 1998. Future cash distributions will depend on the level of net cash generated from operations, refinancings, property sales, and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations to permit further distributions to its partners in 1998 or subsequent periods.

Transfer of Control; Subsequent Event

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of the Managing General Partner. In addition, AIMCO also acquired approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the entity which controls the General Partner of the Partnership. Also, effective October 1, 1998 IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no
other holder of IPT is required to approve the merger.    The Managing General
Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

Year 2000

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Managing Agent and the Partnership.

Status of Progress in Becoming Year 2000 Compliant

The Managing Agent's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing Agent has fully completed its assessment of all information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phase on both hardware and software systems. Assessments are continuing in regards to embedded systems in operating equipment. The Managing Agent anticipates having all phases complete by June 1, 1999.

In addition to the areas the Partnership is relying on the Managing Agent to verify compliance with, the Partnership has certain operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. The focus of the Managing General Partner was to the security systems, elevators, heating-ventilation-air-conditioning systems, telephone systems and switches, and sprinkler systems. The Managing General Partner is currently engaged in the identification of all non-compliant operational systems, and is in the process of estimating the costs associated with any potential modifications or replacements needed to such systems in order for them to be Year 2000 compliant. It is not expected that such costs would have a material adverse affect upon the operations of the Partnership.

Risk Associated with the Year 2000

The Managing General Partner believes that the Managing Agent has an effective program in place to resolve the Year 2000 issue in a timely manner and has appropriate contingency plans in place for critical applications that could
affect the Partnership's operations.   To date, the Managing General Partner is
not aware of any external agent with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the Managing General Partner has no means of ensuring that external agents will be Year 2000 compliant. The Managing General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Other

Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint, which are scheduled to be heard on January 8, 1999. The Managing General Partner believes the action to be without merit, and intends to vigorously defend it.

On July 30, 1998 certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties LLC v. Insignia Financial Group, Inc. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). The complaint names as defendants Insignia, several Insignia Affiliates alleged to be managing partners of the defendant limited partnerships, the Partnership and the Managing General Partner. Plaintiffs allege that they have requested from, but have been denied by each of the Subject Partnerships, lists of their respective limited partners for the purpose of making tender offers to purchase up to 4.9% of the limited partner units of each of the Subject Partnerships. The complaint also alleges that certain of the defendants made tender offers to purchase limited partner units in many of the Subject Partnerships, with the alleged result that plaintiffs have been deprived of the benefits they would have realized from ownership of the additional units. The plaintiffs assert eleven causes of action, including breach of contract, unfair business practices, and violations of the partnership statutes of the states in which the Subject Partnerships are organized. Plaintiffs seek compensatory, punitive and treble damages. The Managing General Partner filed an answer to the complaint on September 15, 1998. The Managing General Partner believes the claims to be without merit and intends to defend the action vigorously.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature. The Managing General Partner of the Partnership believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition or operations of the Partnership.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       a)    Exhibits:

             Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

       b)    Reports on Form 8-K:

             No reports on form 8-K were filed during the quarter ended September 30, 1998.

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


                               ANGELES INCOME PROPERTIES, LTD. II


                               By:        Angeles Realty Corporation II
                                          Its Managing General Partner


                               By:        /s/Patrick Foye
                                          Patrick Foye
                                          Executive Vice President


                               By:        /s/Timothy R. Garrick
                                          Timothy R. Garrick
                                          Vice President - Accounting
                                          (Duly Authorized Officer)


                               Date:      November 16, 1998