Form 10KSB
period 1998-12-31
ANGELES INCOME PROPERTIES LTD II
filed 1999-03-26
CIK 711642

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)

                                  FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1998

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


  55 Beattie Place, P.O. Box 1089
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB Yes X or No

State issuer's revenues for its most recent fiscal year.  $ 7,563,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 1998. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE




                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

Angeles Income Properties, Ltd. II (the "Partnership" or "Registrant") is a publicly held limited partnership organized under the California Uniform Limited Partnership Act on October 12, 1982. The Partnership's managing general partner is Angeles Realty Corporation II, a California corporation (hereinafter referred to as the "Managing General Partner" or "ARC II"). ARC II was wholly-owned by MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), a subsidiary of Apartment Investment and Management Company ("AIMCO"). Thus, the Managing General Partner is now wholly-owned by IPT. The Elliott Accommodation Trust and the Elliott Family Partnership, Ltd., California limited partnerships, were the Non-Managing General Partners. Effective December 31, 1997 the Elliott Family Partnership, Ltd. acquired the Elliott Accommodation Trust's general partner interest in the Registrant. The Managing General Partner and the Non-Managing General Partner are herein collectively referred to as the "General Partners". The Partnership Agreement provides that the Partnership is to terminate on December 31, 2037 unless terminated prior to such date.

The Partnership, through its public offering of Limited Partnership Units, sold 100,000 units aggregating $50,000,000. The General Partner contributed capital in the amount of $1,000 for a 1% interest in the Partnership. The Partnership was formed for the purpose of acquiring fee and other forms of equity interests in various types of real property. The Partnership presently owns and operates three apartment properties, one commercial property and a general partnership interest in a fifth property (See "Item 2. Properties"). Since its initial offering, the Registrant has not received, nor are limited partners required to make, additional capital contributions.

The Managing General Partner of the Registrant intends to maximize the operating results and, ultimately, the net realizable value of each of the Registrant's properties in order to achieve the best possible return for the investors. Such results may best be achieved by holding and operating the properties or through property sales or exchanges, refinancing, debt restructurings or relinquishment of the assets. The Registrant intends to evaluate each of its holdings periodically to determine the most appropriate strategy for each of the assets.

A further description of the Partnership's business is included in Management's Discussion and Analysis or Plan of Operation included in "Item 6" of this Form 10-KSB.

The Partnership has no full time employees. Management and administrative services are provided by the Managing General Partner and by agents retained by the Managing General Partner. An affiliate of the Managing General Partner provided such property management services for the residential properties for the years ended December 31, 1998 and 1997. Effective October 1, 1998 property management services for the commercial properties were provided by an unrelated party.

The real estate business in which the Partnership is engaged is highly competitive. There are other residential and commercial properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner, in such market area could have a material effect on the rental market for apartment and commercial properties owned by the Partnership and the rents that may be charged for such properties. While the Managing General Partner and its affiliates are a significant factor in the United States in the apartment industry, competition for apartments and commercial properties is local. In addition, various limited partnerships have been formed by the Managing General Partner and/or affiliates to engage in business which may be competitive with the Registrant.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by the Partnership.

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed. See discussion of ongoing environmental clean-up project at Princeton Meadows in Management Discussion and Analysis or Plan of Operation included in "Item 6" of this Form 10-KSB.

Both the income and expenses of operating the remaining properties owned by the Partnership are subject to factors outside of the Partnership's control, such as an oversupply of similar properties resulting from overbuilding, increases in unemployment or population shifts, reduced availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

Subsequent Event

On February 26, 1999, the Joint Venture sold the Princeton Meadows Golf Course to an unaffiliated third party for gross sale proceeds of $5,100,000. The Joint Venture received net proceeds of $3,452,000 after payment of closing costs, resulting in a gain on sale of approximately $422,000. The Partnership's 1999 pro-rata share of this gain is expected to be approximately $1,305,000. Furthermore, as a result of the sale, unamortized loan costs in the amount of $6,500 were written off. This resulted in an extraordinary loss on early extinguishment of debt of approximately $6,500. The Partnership's 1999 pro-rata share of this extraordinary loss is expected to be approximately $1,000.

ITEM 2.  DESCRIPTION OF PROPERTIES:

The following table sets forth the Partnership's investments in properties:

                          Date of
Property                 Purchase   Type of Ownership               Use

Atlanta Crossing         09/27/83   100% Leasehold Interest    Retail Center
 Shopping Center                                               169,168 s.f.
 Montgomery, AL

Deer Creek Apartments    09/28/83   Fee ownership subject to   Apartments
 Plainsboro, NJ                     a first mortgage           288 units

Georgetown Apartments    11/21/83   Fee ownership subject to   Apartments
 South Bend, IN                     a first and second         200 units
                                    mortgage (1)

Landmark Apartments      12/16/83   Fee ownership subject to   Apartments
 Raleigh, NC                        a first mortgage           292 units

(1) Property is held by a limited partnership in which the Registrant owns a 99% interest.

The Partnership has a 14.4% interest in the Princeton Meadows Joint Venture.
The Partnership entered into a General Partnership Agreement with Angeles Partners XI and Angeles Partners XII, both California partnerships and affiliates of the Managing General Partner, to form the Princeton Meadows Joint Venture ("Joint Venture"). On February 26, 1999, the Joint Venture sold its only investment property, Princeton Meadows Golf Course, to an unaffiliated third party (see "Note K" of the consolidated financial statements included in "Item 7. Financial Statements"). The property owned by the Joint Venture, as of December 31, 1998, is summarized as follows:


Princeton Meadows        07/26/91   Fee ownership subject     Golf Course

 Golf Course                        to a first mortgage

 Princeton, NJ


The Joint Venture is accounted for by the Partnership on the equity method and is included as "Investment in joint venture" in the consolidated balance sheet included in "Item 7. Financial Statements".

SCHEDULE OF PROPERTIES:

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.


                     Gross

                   Carrying     Accumulated                          Federal

Property             Value     Depreciation     Rate    Method      Tax Basis

                        (in thousands)                           (in thousands)


Atlanta Crossing

 Shopping Center   $ 5,313     $ 4,762         5-20 yrs    (1)     $ 1,514


Deer Creek Apts.    11,933       6,957         5-20 yrs    (1)       4,143


Georgetown Apts.     7,387       5,275         5-20 yrs    (1)         945


Landmark Apts.      12,157       8,865         5-20 yrs    (1)       2,174


                   $36,790     $25,859                             $ 8,776


(1) Straight line and accelerated.

See "Note A" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

SCHEDULE OF PROPERTY INDEBTEDNESS:

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.


                    Principal                                      Principal

                   Balance At                                       Balance

                  December 31,    Interest    Period   Maturity      Due At

    Property          1998          Rate    Amortized    Date     Maturity(2)

                 (in thousands)                                  (in thousands)


Deer Creek Apts.

 1st mortgage       $ 6,170        7.33%      30 yrs    11/2003    $ 5,779


Georgetown Apts.

 1st mortgage         5,257        7.83%    28.67 yrs   10/2003      4,806

 2nd mortgage           173        7.83%       (1)      10/2003        173


Landmark Apts.

 1st mortgage         6,463        7.33%      30 yrs    11/2003      6,054

                     18,063                                        $16,812

Less unamortized

 discount               (64)


                    $17,999

(1)  Interest only payments.
(2) See "Item 7. Financial Statements - Note C" for information with respect to the Partnership's ability to prepay these loans.



RENTAL RATES AND OCCUPANCY:

Average annual rental rate and occupancy for 1998 and 1997 for each property:


                                  Average Annual         Average Annual

                                   Rental Rates             Occupancy

Property                         1998         1997       1998      1997


Atlanta Crossing

 Shopping Center (1)           $4.51/sf     $4.46/sf      59%       91%

Deer Creek Apartments         8,920/unit   8,698/unit     97%       96%

Georgetown Apartments         7,624/unit   7,378/unit     96%       97%

Landmark Apartments           8,308/unit   8,176/unit     92%       91%


(1) Bruno's, an anchor tenant, declared bankruptcy and vacated Atlanta Crossing in February of 1998. This tenant was subleasing the space and the previous tenant is liable for, and the Partnership expects that it will pay, its rental payment through the year 2007. It is unknown to what extent this vacancy will negatively impact the performance of the shopping center in the future. Atlanta Crossing's average occupancy for 1998 shown above represents the center's physical occupancy. Because the original tenant has continued making the rental payments, the center's economic average occupancy for the years ended December 31, 1998 and 1997 is 90% and 91%, respectively.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes and commercial buildings in the area. The Managing General Partner believes that all of the properties are adequately insured. Each residential property is an apartment complex which leases its units for lease terms of one year or less. No residential tenant leases 10% or more of the available rental space. All of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

SCHEDULE OF LEASE EXPIRATIONS:

The following is a schedule of the commercial lease expirations for the years 1999-2008:


                    Number of                     Annual        % of Gross

 Atlanta Crossing  Expirations   Square Feet       Rent        Annual Rent

                                              (in thousands)


       1999             2        3,560               33            4.67%

       2000             2        3,200               25            3.50%

       2001             2       10,658               72           10.12%

       2002             1        3,970               41            5.68%

       2003             3       10,688(1)           118           16.48%

       2004             2       11,971(1)            77           10.71%

       2005             1           --(1)            28            3.93%

       2006             2       55,009              214           29.88%

       2007             1       53,820               65            9.06%

       2008             --          --               --              --


(1) Includes a tenant that holds a ground lease and is not included in the total square footage for the property (See "Note I" for further information).


The following schedule reflects information on tenants occupying 10% or more of the leasable square feet for the commercial property:


            Nature of                           Annual Rent         Lease

            Business                Leased    Per Square Foot    Expiration


Atlanta Crossing Shopping Center


Grocery Store                       53,820         $1.21          03/05/07

Discount Store                      50,000          3.30          02/28/06


SCHEDULE OF REAL ESTATE TAXES AND RATES:

Real estate taxes and rates in 1998 for each property were:


                                   1998              1998

                                  Billing            Rate

                              (in thousands)


 Atlanta Crossing

    Shopping Center               $ 50               3.45%

 Deer Creek Apartments             281               2.62%

 Georgetown Apartments             128*              9.08%

 Landmark Apartments               113               1.15%


 *Amount per 1997 billings; tax bills for 1998 not yet received.



CAPITAL IMPROVEMENTS:

Atlanta Crossing

During 1998, the Partnership spent approximately $81,000 on capital improvements, which consisted primarily of tenant improvements. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $300,000 of capital improvements over the near term. The Partnership has budgeted, but is not limited to, capital improvements of approximately $58,000 for 1999 which consists of tenant improvements.

Deer Creek

During 1998, the Partnership spent approximately $1,239,000 on capital improvements consisting primarily of a major siding and exterior lighting project. These improvements were funded from capital improvement reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $535,000 of capital improvements over the near term. The Partnership has budgeted, but is not limited to, capital improvements of approximately $649,000 for 1999 which includes landscaping and irrigation improvements, parking lot and pool repairs, exterior painting, and other interior and exterior building improvements.

Georgetown

During 1998, the Partnership spent approximately $150,000 on capital improvements which consisted primarily of roof replacement, carpet replacement, appliances and other building improvements. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $259,000 of capital improvements over the near term. The Partnership has budgeted, but is not limited to, capital improvements of approximately $683,000 for 1999 which included roof replacement, parking lot repairs, exterior painting, and other interior and exterior building improvements.

Landmark

During 1998, the Partnership spent approximately $147,000 on capital improvements consisting primarily of carpet replacement, appliances, office furniture and equipment and other building improvements. These improvements were primarily funded from capital and replacement reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $378,000 of capital improvements over the near term. The Partnership has budgeted, but is not limited to, capital improvements of approximately $458,000 for 1999 which includes landscaping and irrigation improvements, parking lot repairs, siding replacement, exterior painting and carpet replacements.

The capital improvements planned for 1999 at the Partnership's property will be made only to the extent of cash available from operations and Partnership reserves.

ITEM 3.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, to be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC, et. al. v. Insignia Financial Group, Inc., et. al. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's net income.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The unit holders of the Partnership did not vote on any matter during the quarter ended December 31, 1998.




                                    PART II


ITEM 5.MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The Partnership, a publicly-held limited partnership, offered and sold 100,000 Limited Partnership Units aggregating $50,000,000. The Partnership currently has 3,025 holders of record owning an aggregate of 99,784 units. Affiliates of the Managing General Partner owned 22,248 units or 22.297% at December 31, 1998. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

Cash distributions from operations of approximately $1,487,000 ($14.75 per limited partnership unit) and $1,000,000 ($9.92 per limited partnership unit) were made to the partners during the years ended December 31, 1998 and 1997, respectively. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in 1999 or subsequent periods.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with "Item 7. Financial Statements" and other items contained elsewhere in this report.

Results of Operations

The Partnership's net income for the year ended December 31, 1998, was approximately $60,000 compared to approximately $145,000 for the year ended December 31, 1997. (See "Note D" of the financial statements for a reconciliation of these amounts to the Registrant's federal taxable income).
The decrease in net income is primarily due to an increase in total expenses which was partially offset by an increase in total revenues. Rental income increased due to increased rental rates at all the Partnership's properties, increased occupancy at Deer Creek and Landmark Apartments and increased tenant reimbursements at Atlanta Crossing. The increase in expenses is primarily due to an increase in operating and general and administrative expenses offset by a decrease in loss on disposal of property. The increase in operating expenses was primarily due to increased spending on major repairs and maintenance. These repairs were mostly related to a renovation project at Landmark Apartments.
This renovation project includes the correction of drainage problems and related foundation repairs along with exterior building repairs and painting in order to improve the appearance of the property. General and administrative expenses increased due to increased legal costs, appraisal fees, printing and mailing costs and Partnership reimbursements as well as a management fee accrued to the Managing General Partner based on a percentage of positive cash flow as allowed in the Partnership Agreement. Included in general and administrative expenses at both December 31, 1998 and 1997, are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

The Partnership recorded losses on disposal of property of approximately $157,000 and $180,000 for the years ended December 31, 1998 and 1997, respectively. The 1998 loss resulted from the write-off of siding at Deer Creek Apartments, while the 1997 loss resulted from the write-off of roofs and parking lot at Deer Creek. Both of these losses were the result of the write-off of assets not fully depreciated at the time of replacement.

The Partnership has a 14.4% investment in the Princeton Meadows Golf Course Joint Venture. For the year ended December 31, 1998, the Partnership realized equity in the loss of the Joint Venture of approximately $2,000, compared to equity in the income of the Joint Venture of approximately $13,000 for the year ended December 31, 1997, (See "Note G - Investment in Joint Venture" in "Item 7"). The loss is primarily attributable to a decrease in revenue as a result of poor weather conditions. On February 26, 1999, the Joint Venture sold Princeton Meadows Golf Course to an unaffiliated third party (see "Note K" of the financial statements in "Item 7")

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions needed to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

The Partnership held cash and cash equivalents of approximately $2,063,000 at December 31, 1998, compared to approximately $3,099,000 at December 31, 1997. The decrease in cash and cash equivalents is due to approximately $1,417,000 of cash used in investing activities and approximately $1,695,000 used in financing activities which was offset by approximately $2,076,000 of cash provided by operations. Cash used in investing activities consisted of property improvements and replacements which was slightly offset by net withdrawals from escrow accounts maintained by the mortgage lenders. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership's properties and distributions to the partners. The Partnership invests its working capital reserves in money market accounts.

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

In November 1995, representatives of the Joint Venture and the New Jersey DEP met and developed a plan of action to clean-up the contamination site at Princeton Meadows Golf Course. The Joint Venture has engaged an engineering firm to conduct consulting and compliance work and a second firm to perform the field work necessary for the clean-up. Field work is in process with skimmers having been installed at three test wells on the site. These skimmers are in place to detect any residual gas that may still be in the ground. The expected completion date of the compliance work should be sometime in 1999. The Joint Venture originally recorded a liability of $199,000 for the costs of the clean-up and an additional $45,000 in 1997. The Managing General Partner believes the liability recorded of approximately $53,000 at December 31, 1998, is sufficient to cover all remaining costs associated with this incident. Upon the sale of the Golf Course, as noted below, the Joint Venture received documents from the Purchaser releasing the Joint Venture from any further responsibility or liability with respect to the clean-up.

On February 26, 1999, the Joint Venture sold the Princeton Meadows Golf Course to an unaffiliated third party for gross sale proceeds of $5,100,000. The Joint Venture received net proceeds of $3,452,000 after payment of closing costs, resulting in a gain on sale of approximately $2,032,000. The Partnerships' 1999 pro-rata share of this gain is expected to be approximately $422,000. Furthermore, as a result of the sale, unamortized loan costs in the amount of $6,500 were written off. This resulted in an extraordinary loss on early extinguishment of debt of approximately $6,500. The Partnership's 1999 pro-rata share of this extraordinary gain is expected to be approximately $1,000.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Partnership has budgeted approximately $1,848,000 in capital improvements for all of the Partnership's properties in 1999. Budgeted capital improvements at Atlanta Crossing Shipping Center include tenant improvements. Budgeted capital improvements at Deer Creek Apartments include landscaping and irrigation improvements, parking lot and pool repairs, exterior painting and other interior and exterior building improvements. Budgeted capital improvements at Georgetown Apartments include siding and roof replacement, parking lot repairs, exterior painting and other interior and exterior building improvements. Budgeted capital improvements at Landmark Apartments include siding replacement, landscaping and irrigation improvements, parking lot repairs, carpet replacement, exterior painting and other interior and exterior building improvements. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $17,999,000, net of discount, is amortized over periods ranging from approximately 29 to 30 years with balloon payments due in 2003. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

Cash distributions from operations of approximately $1,487,000 and $1,000,000 were paid to the partners during the years ended December 1998 and 1997, respectively. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in 1999 or subsequent periods.

Year 2000 Compliance

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

The Managing Agent's plan to resolve Year 2000 issues involves four Phases: assessment, remediation, testing, and implementation. To date, the Managing Agent has fully completed its assessment of all the information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phases on both hardware and software systems. Assessments are continuing in regards to embedded systems. The status of each is detailed below.

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers and routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of December 31, 1998, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by March 31, 1999.

Computer software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by March 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by March 31, 1999.

Operating Equipment:

The Managing Agent has operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. In September 1997, the Managing Agent began taking a census and inventory of embedded systems (including those devices that use time to control systems and machines at specific properties, for example elevators, heating, ventilating, and air conditioning systems, security and alarm systems, etc.).

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by March 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of December 31, 1998 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of December 31, 1998 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by April 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within our enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before May 1999. The Managing Agent has updated data transmission standards with two of the three financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by June 1, 1999.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.8 million ($0.6 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

Risks Associated with the Year 2000

The Managing Agent believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Managing Agent has not yet completed all necessary phases of the Year 2000 program. In the event that the Managing Agent does not complete any additional phases, certain worst case scenarios could occur. The worst case scenarios could include elevators, security and heating, ventilating and air conditioning systems that read incorrect dates and operate with incorrect schedules (e.g., elevators will operate on Monday as if it were Sunday). Although such a change would be annoying to residents, it is not business critical.

In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Partnership. The Partnership could be subject to litigation for, among other things, computer system failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plans Associated with the Year 2000

The Managing Agent has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and selecting new relationships for such activities as banking relationships and elevator operating systems.



ITEM 7.  FINANCIAL STATEMENTS


ANGELES INCOME PROPERTIES, LTD. II

LIST OF FINANCIAL STATEMENTS

Independent Auditors' Report

Consolidated Balance Sheet - December 31, 1998

Consolidated Statements of Operations - Years ended December 31, 1998 and 1997

Consolidated Statements of Changes in Partners' Deficit - Years ended December
     31, 1998 and 1997

Consolidated Statements of Cash Flows - Years ended December 31, 1998 and 1997

Notes to Consolidated Financial Statements



               Report of Ernst & Young LLP, Independent Auditors



The Partners
Angeles Income Properties, Ltd. II


We have audited the accompanying consolidated balance sheet of Angeles Income Properties, Ltd. II as of December 31, 1998, and the related consolidated statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Income Properties, Ltd. II at December 31, 1998, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                           /s/ ERNST & YOUNG LLP


Greenville, South Carolina
March 3, 1999



                       ANGELES INCOME PROPERTIES, LTD. II

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                               December 31, 1998



Assets

 Cash and cash equivalents                                    $  2,063

 Receivables and deposits (net of allowance

  for doubtful accounts of $321)                                   654

 Restricted escrows                                                852

 Other assets                                                      659

 Investment in, and advances of $46 to, joint

  venture (Note G)                                                  58

 Investment properties (Notes C and F):

  Land                                            $  2,198

  Buildings and related personal

   property                                         34,592



                                                    36,790

  Less accumulated depreciation                    (25,859)     10,931


                                                              $ 15,217


Liabilities and Partners' Deficit


Liabilities

 Accounts payable                                             $    119

 Tenant security deposit liabilities                               269

 Accrued property taxes                                            254

 Other liabilities                                                 232

 Mortgage notes payable (Notes C and F)                         17,999


Partners' Deficit

 General partners                                 $  (476)

 Limited partners (99,784 units issued

  and outstanding)                                 (3,180)      (3,656)



                                                              $ 15,217


          See Accompanying Notes to Consolidated Financial Statements



                       ANGELES INCOME PROPERTIES, LTD. II

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)


                                                  Years Ended December 31,

                                                      1998         1997
Revenues:

 Rental income                                      $7,083       $6,788

 Other income                                          480          454

  Total revenues                                     7,563        7,242


Expenses:

 Operating                                           2,997        2,715

 General and administrative                            344          250

 Depreciation                                        1,867        1,814

 Interest                                            1,439        1,462



 Property taxes                                        580          565

 Bad debt expense, net                                 117          124

 Loss on disposal of property                          157          180

  Total expenses                                     7,501        7,110


Equity in (loss) income of joint venture (Note G)       (2)          13


Net income                                          $   60       $  145


Net income allocated to general partners (1%)       $    1       $    1

Net income allocated to limited partners (99%)          59          144


                                                    $   60       $  145


Net income per limited partnership unit             $  .59       $ 1.44


Distributions per limited partnership unit          $14.75       $ 9.92


          See Accompanying Notes to Consolidated Financial Statements



                       ANGELES INCOME PROPERTIES, LTD. II

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                       (in thousands, except unit data)


                                   Limited

                                 Partnership   General    Limited

                                    Units      Partners   Partners    Total


Original capital contributions    100,000      $      1   $ 50,000   $ 50,001


Partners' deficit at

 December 31, 1996                 99,784      $   (453)  $   (921)  $ (1,374)


Distribution to partners               --           (10)      (990)    (1,000)


Net income for the year ended

 December 31, 1997                     --             1        144        145





Partners' deficit at

 December 31, 1997                 99,784          (462)    (1,767)    (2,229)


Distribution to partners               --           (15)    (1,472)    (1,487)


Net income for the year ended

 December 31, 1998                     --             1         59         60


Partners' deficit at

 December 31, 1998                 99,784      $   (476)  $ (3,180)  $ (3,656)


          See Accompanying Notes to Consolidated Financial Statements





                       ANGELES INCOME PROPERTIES, LTD. II

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                      Years Ended December 31,

                                                           1998       1997

Cash flows from operating activities:

 Net income                                             $    60    $   145

 Adjustments to reconcile net income to net

  cash provided by operating activities:

   Depreciation                                           1,867      1,814

   Amortization of discounts, loan costs and

    lease commissions                                        96        102

   Bad debt expense, net                                    117        124

   Equity in loss (income) of joint venture                   2        (13)

   Loss on disposal of property                             157        180

   Change in accounts:

    Receivables and deposits                               (207)      (134)

    Other assets                                            (45)       (47)

    Accounts payable                                        (46)        65

    Tenant security deposit liabilities                       8          5

    Accrued property taxes                                    1         75

    Other liabilities                                        66         (5)


     Net cash provided by operating activities            2,076      2,311


Cash flows from investing activities:

 Property improvements and replacements                  (1,672)    (1,365)

 Net withdrawals from restricted escrows                    255        499

 Advances to joint venture                                   --         (3)


     Net cash used in investing activities               (1,417)      (869)


Cash flows from financing activities:

 Loan costs paid                                             --        (10)

 Payments on mortgage notes payable                        (208)      (188)

 Distributions to partners                               (1,487)    (1,000)


     Net cash used in financing activities               (1,695)    (1,198)


Net (decrease) increase in cash and cash equivalents     (1,036)       244


Cash and cash equivalents at beginning of year            3,099      2,855


Cash and cash equivalents at end of year                $ 2,063    $ 3,099

Supplemental disclosure of cash flow information:

 Cash paid for interest                                 $ 1,360    $ 1,380


Supplemental disclosure of non-cash investing activity:

 Fixed assets included in accounts payable              $    --    $    55


          See Accompanying Notes to Consolidated Financial Statements



                       ANGELES INCOME PROPERTIES, LTD. II

                   Notes to Consolidated Financial Statements

                               December 31, 1998


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization: Angeles Income Properties, Ltd. II (the "Partnership" or "Registrant") is a California limited partnership organized on October 12, 1982 to acquire and operate residential and commercial real estate properties. The Partnership's managing general partner, responsible for management of the Partnership's business, is Angeles Realty Corporation II ("ARC II"). ARC II was wholly-owned by MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), a subsidiary of Apartment Investment and Management Company ("AIMCO"). Thus, the Managing General Partner is now wholly-owned by IPT. The Elliott Accommodation Trust and the Elliott Family Partnership, Ltd., California limited partnerships, were the Non-Managing General Partners. Effective December 31, 1997 the Elliott Family Partnership, Ltd. acquired the Elliott Accommodation Trust's general partner interest in the Registrant. The Managing General Partner and the Non-Managing General Partner are herein collectively referred to as the "General Partners" (See "Note B - Transfer of Control"). The directors and officers of the Managing General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2037 unless terminated prior to such date. The Partnership commenced operations on October 12, 1982. As of December 31, 1998, the Partnership operates three residential properties and one commercial property located in or near major urban areas in the United States.

Principles of Consolidation: The consolidated financial statements of the Partnership include its 99% limited partnership interests in AIP II GP, LLC and Georgetown AIP II, LP. The Partnership may remove the general partner of both AIP II GP, LLC and Georgetown AIP II, LP; therefore, the partnerships are controlled and consolidated by the Partnership. All significant interpartnership balances have been eliminated.

Joint Venture: The Partnership accounts for its 14.4% investment in Princeton Meadows Joint Venture ("Joint Venture") using the equity method of accounting (See "Note G").

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

Upon the sale or other disposition, or refinancing, of any asset of the Partnership, the distributable net proceeds shall be distributed as follows:
First, to the partners in proportion to their interests until the limited partners have received proceeds equal to their original capital investment applicable to the property.

Second, to the partners until the limited partners have received distributions from all sources equal to their 6% cumulative distribution; Third, to the Managing General Partner until it has received its brokerage compensation; Fourth, to the partners in proportion to their interests until the limited partners have received distributions from all sources equal to their additional 2% cumulative distribution; and thereafter, 85% to the limited partners and non-managing general partners in proportion to their interests and 15% ("Incentive Interest") to the Managing General Partner.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 15 years for additions prior to March 16, 1984, 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 7 years.

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

Investment Properties: Investment properties consist of three apartment complexes and one commercial shopping center and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of investment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were necessary for the years ending December 31, 1998, or 1997.

Loan Costs: Loan costs, included in other assets on the consolidated balance sheet, of approximately $557,000 are being amortized on a straight-line basis over the lives of the related loans. Current accumulated amortization is approximately $224,000 and is also included in other assets on the consolidated balance sheet. Amortization of loan costs is included in interest expense in the accompanying consolidated statements of operations.

Lease Commissions: Lease commissions are being amortized using the straight line method over the term of the respective leases.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its residential leases. Commercial building lease terms are generally from twelve months to twenty-five years. For leases containing fixed rental increases during their term, rents are recognized on a straight-line basis over the terms of the lease. For all other commercial leases, rents are recognized over the terms of the leases as earned. In addition, the Managing General Partner's policy is to offer rental concessions during periods of declining occupancy or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Restricted Escrows:

 Capital Improvement Reserves - At the time of the refinancing of Deer Creek and Landmark Apartments, $1,313,000 of the proceeds for Deer Creek Apartments and $150,000 of the proceeds for Landmark Apartments were designated for "Capital Improvement Escrows" for certain capital improvements. At December 31, 1998, the balance remaining in the escrows was $470,000 and $98,000, respectively, which includes interest earned on these funds. Upon completion of the scheduled property improvements any excess funds will be returned to the property for property operations.

 Reserve Account - In addition to the Capital Improvement Reserves, general Reserve Accounts of $80,000 were established with the refinancing proceeds for the Georgetown Apartments. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out-of-pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership is required to deposit net operating income (as defined in the mortgage note) from the refinanced property to the reserve account until the reserve account equals $400 per apartment unit, or $80,000 in total. At December 31, 1998, the balance was $95,000, which includes interest earned on these funds.

Segment Reporting: In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("Statement 131"), which is effective for years beginning after December 15, 1997. Statement 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial report. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. (See "Note L" for detailed disclosures of the Partnership's segments).

Advertising: The Partnership expenses the cost of advertising as incurred. Advertising costs of approximately $58,000 and $64,000 for the years ended December 31, 1998 and 1997, respectively, were charged to operating expense as incurred.

Reclassifications: Certain reclassifications have been made to the 1997 balances to conform to the 1998 presentation.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.



NOTE C - MORTGAGE NOTES PAYABLE

The principle terms of mortgage notes payable are as follows:


                      Principal     Monthly                        Principal

                      Balance At    Payment    Stated               Balance

                     December 31,  Including  Interest Maturity      Due At

Property                 1998      Interest     Rate     Date       Maturity

                          (in thousands)                         (in thousands)

Deer Creek Apts.

 1st mortgage        $ 6,170      $    43      7.33%   11/2003   $ 5,779


Georgetown Apts.

 1st mortgage          5,257           41      7.83%   10/2003     4,806

 2nd mortgage            173            1      7.83%   10/2003       173


Landmark Apts.

 1st mortgage          6,463           45      7.33%   11/2003     6,054

                     $18,063      $   130                        $16,812


Less unamortized

 discounts               (64)

                     $17,999


The Partnership exercised an interest rate buy-down option for Georgetown Apartments when the debt was refinanced, reducing the stated rate from 8.13% to 7.83%. The fee for the interest rate reduction amounted to $113,000 and is being amortized as a mortgage discount on the effective interest method over the life of the loan. The unamortized discount fee is reflected as a reduction of the mortgage notes payable and increases the effective rate of the debt to 8.13%.

The mortgage notes payable are nonrecourse and are secured by pledge of certain of the Partnership's rental properties and by pledge of revenues from the respective rental properties. Certain of the notes require prepayment penalties if repaid prior to maturity.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 1998, are as follows (in thousands):

    1999     $   225

    2000         242

    2001         261

    2002         281

    2003      17,054

             $18,063




NOTE D - INCOME TAXES

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership.

The following is a reconciliation of reported net income and Federal taxable income loss (in thousands, except per unit data):


                                         1998          1997


Net income as reported                 $   60        $ 145

Add (deduct):

   Depreciation differences               999           (3)

   Unearned income                        (45)          99

   Accrued audit                           23           (4)

   Other                                  271          150


Federal taxable income                 $1,308        $ 387


Federal taxable income per limited

   partnership unit                    $12.98        $3.84


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):


Net deficit as reported                $(3,656)

Land and buildings                       4,039

Accumulated depreciation                (6,194)

Syndication and distribution costs       6,148

Investment in Joint Venture                197

Unearned income                            151

Accrued audit                               39

Other                                     (109)


Net assets - Federal tax basis         $   615



NOTE E - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Managing General Partner and affiliates in 1998 and in 1997:


                                                            1998       1997

                                                            (in thousands)


Property management fees (included in operating expense)    $350       $335


Partnership management fees (included in general and

 administrative expense)(1)                                     45       --

Reimbursement for services of affiliates (included in

 investment properties, operating expense and general

 and administrative expense) (2)                             264        211


(1) The Partnership Agreement provides for a fee equal to 10% of "net cash flow from operations", as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services.

(2) Included in "Reimbursements for services of affiliates" is approximately $90,000 and $54,000 in construction oversight costs for 1998 and 1997, respectively.

Additionally, the Partnership paid approximately $57,000 and $18,000 during the year ended December 31, 1998 and December 31, 1997, respectively, to an affiliate of the Managing General Partner for lease commissions at the Partnership's commercial property. These lease commissions are included in other assets and are amortized over the terms of the respective leases.

During the years ended December 31, 1998 and 1997, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates $327,000 and $315,000 for the years ended December 31, 1998 and 1997 respectively. During the year ended December 31, 1997 and for the nine months ending September 30, 1998 affiliates of the Managing General Partner were entitled to varying percentages of gross receipts from the Registrant's commercial property for providing property management services. These services were performed by affiliates of the Managing General Partner during 1997 and for the nine months ending September 31, 1998 and were approximately $23,000 and $20,000. Effective October 1, 1998 (the effective date of the Insignia Merger), these services for the commercial properties were provided by an unrelated party.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $264,000 and $211,000 for the years ended December 31, 1998 and 1997, respectively.

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

On August 13, 1998, an affiliate of the Managing General Partner (the "Purchaser") commenced a second tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 30,000 of the outstanding units of limited partnership interest ("Units") in the Partnership at $175 per Unit, net to the seller in cash. The Purchaser acquired 5,864 units pursuant to this tender offer.

AIMCO currently owns, through its affiliates, a total of 22,248 limited partnership units or 22.296%. Consequently, AIMCO could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

For the period from January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current's year's master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner which receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

Angeles Mortgage Investment Trust, ("AMIT"), a real estate investment trust, provides financing (the "AMIT Loan") to the Princeton Meadows Golf Course Joint Venture ("Joint Venture"), (see "Note G" below). The AMIT Loan had a principal balance of $1,567,000 at December 31, 1998, accrues interest at a rate of 12.5% per annum and matures on September 1, 2000, at which time the outstanding principal and any unpaid interest is due. Interest expense on the debt secured by the Joint Venture was approximately $196,000 for the years ended December 31, 1998 and 1997, respectively. Accrued interest was $18,000 at December 31, 1998. Pursuant to a series of transactions, affiliates of the Managing General Partner acquired ownership interests in AMIT. On September 17, 1998, AMIT was merged with and into IPT, the entity which controls the Managing General Partner. Effective February 26, 1999, IPT was merged into AIMCO. As a result, AIMCO is the current holder of the AMIT Loan.

On February 26, 1999, Princeton Meadows Golf Course was sold to an unaffiliated third party. Upon closing, the AMIT principal balance of $1,567,000 plus accrued interest of approximately $17,000 was paid off.



NOTE F - REAL ESTATE AND ACCUMULATED DEPRECIATION


                                           Initial Cost

                                          To Partnership

                                          (in thousands)

                                                                    Cost

                                                   Buildings     Capitalized

                                                  and Related     (Removed)

                                                   Personal     Subsequent to

Description            Encumbrances      Land      Property      Acquisition

                      (in thousands)                           (in thousands)


Atlanta Crossing

  Shopping Center     $    --         $   213    $ 6,071       $  (971)

Deer Creek Apts.        6,170             953      8,863         2,117

Georgetown Apts.        5,430             294      6,545           548

Landmark Apts.          6,463             738      9,885         1,534


Totals                $18,063         $ 2,198    $31,364       $ 3,228







                         Gross Amount At Which Carried

                             At December 31, 1998

                                 (in thousands)


                                 Buildings

                                    And

                                  Related

                                  Personal             Accumulated     Date   Depreciable

Description            Land       Property    Total    Depreciation  Acquired Life-Years

                                                      (in thousands)


Atlanta Crossing

  Shopping Center  $   213       $ 5,100     $ 5,313    $ 4,762      09/27/83    5-20


Deer Creek Apts.       953        10,980      11,933      6,957      09/28/83    5-20


Georgetown Apts.       294         7,093       7,387      5,275      11/21/83    5-20


Landmark Apts.         738        11,419      12,157      8,865      12/16/83    5-20


  Totals           $ 2,198       $34,592     $36,790    $25,859




Reconciliation of "Investment Properties and Accumulated Depreciation":


                                                Years Ended December 31,

                                                  1998            1997

                                                     (in thousands)

Investment Properties


Balance at beginning of year                   $35,800         $35,109

   Property improvements                         1,617           1,267

   Write-offs due to replacements                 (627)           (576)


Balance at end of year                         $36,790         $35,800


Accumulated Depreciation


Balance at beginning of year                   $24,462         $23,044

   Additions charged to expense                  1,867           1,814

   Write-offs due to replacements                 (470)           (396)



Balance at end of year                         $25,859         $24,462


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1998 and 1997, is approximately $40,829,000 and $39,343,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1998 and 1997, is approximately $32,053,000 and $31,317,000.

NOTE G - INVESTMENT IN JOINT VENTURE

Condensed balance sheet information of the Joint Venture at December 31, 1998, is as follows (in thousands):


Assets

Cash                                            $  118

Deferred charges and other assets                  169

Investment properties, net                       2,036


   Total                                        $2,323


Liabilities and Partners' Capital

Notes payable to AMIT (Note E)                  $1,567

Other liabilities                                  671

Partners' capital                                   85


Total                                           $2,323




The condensed profit and loss statement of the Joint Venture is summarized as follows:


                                  Year Ended December 31,

                                      (in thousands)

                                   1998            1997


Revenue                          $ 1,667         $ 1,628

Costs and expenses                (1,681)         (1,535)


   Net income (loss)             $   (14)        $    93


The Partnership's 14.4% equity interest in the loss of the Joint Venture for the year ended December 31, 1998, was approximately $2,000. The equity interest in the income of the Joint Venture for the year ended December 31, 1997, was approximately $13,000.

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

In November 1995, representatives of the Joint Venture and the New Jersey DEP met and developed a plan of action to clean-up the contamination site at Princeton Meadows Golf Course. The Joint Venture has engaged an engineering firm to conduct consulting and compliance work and a second firm to perform the field work necessary for the clean-up. Field work is in process with skimmers having been at three test wells on the site. These skimmers are in place to detect any residual gas that may still be in the ground. The expected completion date of the compliance work should be sometime in 1999. The Joint Venture originally recorded a liability of $199,000 for the costs of the clean-up and an additional
$45,000 in 1997. The Managing General Partner believes that the liability recorded of approximately $53,000 at December 31, 1998, is sufficient to cover all remaining costs associated with this incident. Upon the sale of the Golf
Course, as discussed below, the Joint Venture received documents from the Purchaser releasing the Joint Venture from any further responsibility or liability with respect to the clean-up.

On February 26, 1999 the Joint Venture sold the Princeton Meadows Golf Course to an unaffiliated third party for gross sale proceeds of $5,100,000. The Joint
Venture received net proceeds of $3,452,000 after payment of closing costs, resulting in a gain on sale of approximately $2,932,000. The Partnership's 1999 pro-rata share of this gain is expected to be approximately $422,000.
Furthermore, as a result of the sale, unamortized loan costs in the amount of $6,500 were written off. This resulted in an extraordinary loss on early extinguishment of debt of approximately $6,500. The Partnership's 1999 pro-rata share of this extraordinary loss is expected to be approximately $1,000.

NOTE H - OPERATING LEASES

Tenants of the commercial properties are responsible for their own utilities and maintenance of their space, and payment of their proportionate share of common area maintenance, utilities, insurance and real estate taxes. Tenants are generally not required to pay a security deposit. Bad debt expense has been within the Managing General Partner's expectations.

As of December 31, 1998, the Partnership had minimum future rentals under noncancellable leases with terms ranging from twelve months to twenty years.


             (in thousands)

    1999        $  699

    2000           702

    2001           640

    2002           575

    2003           472

 Thereafter      1,502


                $4,590


NOTE I - GROUND LEASE

The Partnership assumed three operating leases in connection with the acquisition of a leasehold interest in the Atlanta Crossing Shopping Center.
The aggregate annual lease expense for the years ended December 31, 1998 and 1997, was approximately $61,000 and $56,000, respectively. Such amounts are included in the statements of operations as operating expenses. The terms of these leases provide for increases in rent every five years, based on the Consumer Price Index.

As of December 31, 1998, the aggregate minimum rental payments under the land leases were as follows:


             (in thousands)

    1999       $   60

    2000           61

    2001           61

    2002           61

    2003           61

 Thereafter     1,159


               $1,463


NOTE J - REFINANCINGS

On November 1, 1996, the Partnership refinanced the mortgages encumbering Deer
Creek Apartments and Landmark Apartments. As a result of the refinance, the Partnership incurred a $173,000 loss on refinancing due to the write-off of unamortized loan costs and prepayment penalties incurred. The new mortgage indebtedness of $6,300,000 for Deer Creek Apartments and $6,600,000 for Landmark
Apartments carries a stated interest rate of 7.33% and a maturity date of November 2003. This refinancing was necessary due to the maturity of the mortgage secured by Deer Creek Apartments in July 1996. Landmark Apartments was refinanced to obtain a lower interest rate and to provide funds needed to help close the Deer Creek Apartments refinancing. Loan costs in connection with this refinancing were $10,000 and $309,000 for the years ended December 31, 1997 and 1996, respectively.

NOTE K - SUBSEQUENT EVENT

On February 26, 1999 the Joint Venture sold the Princeton Meadows Golf Course to an unaffiliated third party for gross sale proceeds of $5,100,000. The Joint
Venture received net proceeds of $3,452,000 after payment of closing costs, resulting in a gain on sale of approximately $2,932,000. The Partnership's 1999 pro-rata share of this gain is expected to be approximately $422,000.
Furthermore, as a result of the sale, unamortized loan costs in the amount of $6,500 were written off. This resulted in an extraordinary loss on early extinguishment of debt of approximately $6,500. The Partnership's 1999 pro-rata share of this extraordinary loss is expected to be approximately $1,000.

NOTE L - SEGMENT REPORTING

Description of types of products and services from which each reportable segment derives its revenue

As defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and
Related Information" the Partnership has two reportable segments: residential properties and commercial properties. The Partnership's residential property segment consists of three apartment complexes in three states in the United
States. The Partnership rents apartment units to people for terms that are typically twelve months or less. The commercial property segment consists of a retail shopping center located in Montgomery, Alabama. This property leased space to a discount store, various specialty retail outlets, and several restaurants at terms ranging from 12 months to twenty years.

Measurement of segment profit or loss

The Partnership evaluates performance based on net income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Factors management used to identify the Partnership's reportable segments

The Partnership's reportable segments are investment properties that offer different products and services. The reportable segments are each managed separately because they provide distinct services with different types of products and customers.

Segment information for the years 1998 and 1997 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segments.

1998
                                    Residential Commercial    Other     Totals
Rental income                       $ 6,170     $   913     $    --    $ 7,083
Other income                            375           8          97        480
Interest expense                     (1,439)         --          --     (1,439)
Depreciation                         (1,601)       (266)         --     (1,867)
General and administrative expense       --          --        (344)      (344)
Loss on disposal of assets             (157)         --          --       (157)
Equity in loss of Joint Venture          --          --          (2)        (2)
Segment profit (loss)                   138         171        (249)        60
Total assets                         13,091       1,111       1,015     15,217
Capital expenditures for investment
Properties                            1,537          80          --      1,617


1997
                                    Residential Commercial    Other     Totals
Rental income                       $ 6,005     $   783     $    --    $ 6,788
Other income                            366           8          80        454
Interest expense                     (1,462)         --          --     (1,462)
Depreciation                         (1,537)       (277)         --     (1,814)
General and administrative expense       --          --        (250)      (250)
Loss on disposal of assets             (180)         --          --       (180)
Equity in income of Joint Venture        --          --          13         13
Segment profit (loss)                   254          47        (156)       145
Total assets                         13,677       1,110       2,081     16,868
Capital expenditures for investment
properties                            1,349          16          --      1,365



NOTE M - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia
Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which were scheduled to be heard during February 1999. No ruling on such demurrers has been received. The Managing
General Partner does not anticipate that costs associated with this case, if any, to be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC, et.
al. v. Insignia Financial Group, Inc., et. al. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999.
The Partnership is responsible for a portion of the settlement costs. These expenses will not have a material effect on the Partnership's net income.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL
        DISCLOSURES

There were no disagreements with Ernst & Young, LLP regarding the 1998 or 1997 audits of the Partnership's financial statements.




                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
        WITH SECTION 16(A) OF THE EXCHANGE ACT

The names of the directors and executive officers of Angeles Realty Corporation
II ("ARC II" or Managing General Partner), the Managing General Partner of
Angeles Income Properties, Ltd. II (the "Partnership" or "Registrant") as of
December 31, 1998, their ages and the nature of all positions with ARC II presently held by them are as follows:

Name                  Age   Position

Patrick J. Foye       41    Executive Vice President and Director

Timothy R. Garrick    42    Vice President - Accounting and Director

Patrick J. Foye has been Executive Vice President and Director of the Managing
General Partner since October 1, 1998.  Mr. Foye has served as Executive Vice
President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long
Island Power Authority and serves as a member of the New York State
Privatization Council.  He received a B.A. from Fordham College and a J.D. from
Fordham University Law School.

Timothy R. Garrick has served as Vice President-Accounting of AIMCO and Vice
President-Accounting and Director of the Managing General Partner since October
1, 1998.  Prior to that date, Mr. Garrick served as Vice President-Accounting
Services of Insignia Financial Group since June of 1997. From 1992 until June of 1997, Mr. Garrick served as Vice President of Partnership Accounting and from
1990 to 1992 as an Asset Manager for Insignia Financial Group.  From 1984 to
1990, Mr. Garrick served in various capacities with U.S. Shelter Corporation.
From 1979 to 1984, Mr. Garrick worked on the audit staff of Ernst & Whinney.
Mr. Garrick received his B.S. Degree from the University of South Carolina and is a Certified Public Accountant.

ITEM 10. EXECUTIVE COMPENSATION

No direct form of compensation or remuneration was paid by the Partnership to any officer or director of ARC II. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment. However, certain fees and other payments have been made to the Partnership's Managing
General Partner and its affiliates, as described in "Item 12".

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of October 31, 1998.


Entity                             Number of Units    Percentage


Cooper River Properties, LLC

 (an affiliate of AIMCO)                5,864           5.877%

Insignia Properties LP

 (an affiliate of AIMCO)                3,950           3.959%

Broad River Properties, LLC

 (an affiliate of AIMCO)                8,908           8.927%

AIMCO Properties, LP

 (an affiliate of AIMCO)                3,526           3.534%


Cooper River Properties LLC, Insignia Properties LP and Broad River Properties,
LLC are indirectly ultimately owned by AIMCO.  Their business address is 55
Beattie Place, Greenville, SC 29602.  AIMCO Properties LLC is also owned by
AIMCO and its business address is 1873 South Bellaire Street, 17th Floor,
Denver, CO 80222. No director or officer of the Managing General Partner owns any Units.

On October 1, 1998, Insignia Financial Group, Inc. merged into AIMCO, a real estate investment trust, whose Class A Common Shares are listed on the New York
Stock Exchange. As a result of such merger, AIMCO and AIMCO Properties, L.P., a Delaware limited partnership and the operating partnership of AIMCO ("AIMCO OP") acquired indirect control of the Managing General Partner. AIMCO and its affiliates currently own 22.296% of the limited partnership interests in the Partnership. AIMCO is presently considering whether it will engage in an exchange offer for additional limited partnership interests in the Partnership.
There is a substantial likelihood that, within a short period of time, AIMCO OP will offer to acquire limited partnership interests in the Partnership for cash or preferred units or common units of limited partnerships interests in AIMCO
OP. While such an exchange offer is possible, no definite plans exist as to when or whether to commence such an exchange offer, or as to the terms of any such exchange offer, and it is possible that none will occur.

A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-KSB shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

The Partnership knows of no contractual arrangements, the operation of the terms of which may at a subsequent date result in a change in control of the Partnership, except for: Article 12.1 of the Agreement, which provide that upon a vote of the limited partners holding more than 50% of the then outstanding limited partnership units the general partners may be expelled from the Partnership upon 90 days written notice. In the event that successor general partners have been elected by limited partners holding more than 50% of the then outstanding limited partnership Units and if said limited partners elect to continue the business of the Partnership, the Partnership is required to pay in cash to the expelled general partners an amount equal to the accrued and unpaid management fee described in Article 10 of the Agreement and to purchase the general partners' interest in the Partnership on the effective date of the expulsion, which shall be an amount equal to the difference between the balance of the general partners' capital account and the fair market value of the share of distributable net proceeds to which the general partners would be entitled.
Such determination of the fair market value of the share of distributable net proceeds is defined in Article 12.2(b) of the Agreement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Managing General Partner and the Non-Managing General Partner each received cash distributions of $8,000 from refinance proceeds during the year ended
December 31, 1998.  During the year ended December 31, 1997, they each received
$5,000 in cash from operations. For a description of the share of cash distributions from operations or refinancings if any, to which the general partners are entitled, reference is made to "Item 7. Financial Statements - Note
A".

The Partnership has no employees and is dependent on the Managing General
Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Managing General Partner and affiliates in 1998 and in 1997:

                                                            1998       1997

                                                            (in thousands)


Property management fees                                    $350       $335


Partnership management fees (1)                               45         --


Reimbursement for services of affiliates (2)                 264        211


(1) The Partnership Agreement provides for a fee equal to 10% of "net cash flow from operations", as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services.

(2)  Included in "Reimbursements for services of affiliates" is approximately
     $90,000 and $54,000 in construction oversight costs for 1998 and 1997, respectively.

Additionally, the Partnership paid approximately $57,000 and $18,000 during the year ended December 31, 1998 and December 31, 1997, respectively, to an affiliate of the Managing General Partner for lease commissions at the Partnership's commercial property. These lease commissions are included in other assets and are amortized over the terms of the respective leases.

During the years ended December 31, 1998 and 1997, affiliates of the Managing
General Partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties for providing property management services.
The Registrant paid to such affiliates $327,000 and $315,000 for the years ended
December 31, 1998 and 1997 respectively. During the years ended December 31,
1997 and for the nine months ending September 30, 1998 affiliates of the Managing General Partner were entitled to varying percentages of gross receipts from the Registrant's commercial property for providing property management services. These services were performed by affiliates of the Managing General
Partner during 1997 and for the nine months ending September 31, 1998 and were approximately $23,000 and $20,000. Effective October 1, 1998 (the effective date of the Insignia Merger), these services for the commercial property were provided by an unrelated party.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $264,000 and $211,000 for the years ended December 31, 1998 and 1997, respectively.

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

On August 13, 1998, an affiliate of the Managing General Partner (the
"Purchaser") commenced a second tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 30,000 of the outstanding units of limited partnership interest ("Units") in the Partnership at $175 per Unit, net to the seller in cash. The Purchaser acquired 5,864 units pursuant to this tender offer.

AIMCO currently owns, through its affiliates, a total of 22,248 limited partnership units or 22.296%. Consequently, AIMCO could be in a position to significantly influence all voting decisions with respect to the Registrant.
Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

For the period from January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner with an insurer unaffiliated with the Managing General
Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner which receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

Angeles Mortgage Investment Trust, ("AMIT"), a real estate investment trust, provides financing (the "AMIT Loan") to the Princeton Meadows Golf Course Joint
Venture ("Joint Venture"), (see "Note G" below). The AMIT Loan had a principal balance of $1,567,000 at December 31, 1998, accrues interest at a rate of 12.5% per annum and matures on September 1, 2000, at which time the outstanding principal and any unpaid interest is due. Interest expense on the debt secured by the Joint Venture was approximately $196,000 for the years ended December 31, 1998 and 1997, respectively. Accrued interest was $18,000 at December 31, 1998.
Pursuant to a series of transactions, affiliates of the Managing General Partner acquired ownership interests in AMIT. On September 17, 1998, AMIT was merged with and into IPT, the entity which controls the Managing General Partner.
Effective February 26, 1999, IPT was merged into AIMCO. As a result, AIMCO is the current holder of the AMIT Loan.

On February 26, 1999, Princeton Meadows Golf Course was sold to an unaffiliated third party. Upon closing, the AMIT principal balance of $1,567,000 plus accrued interest of approximately $17,000 was paid off.




                                    PART IV


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits required by Item 601 of Regulation S-B:

     Refer to Exhibit Index.

(b)  Reports on Form 8-K filed during the fourth quarter of 1998:

     Current Report on Form 8-K dated October 1, 1998 and filed on October 16,
     1998 disclosing change in control of Registrant from Insignia Financial
     Group, Inc. to AIMCO.



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


                             ANGELES INCOME PROPERTIES, LTD. II
                             (A California Limited Partnership)
                             (Registrant)


                             By: Angeles Realty Corporation II
                                 Managing General Partner


                             By: /s/ Patrick J. Foye
                                 Patrick J. Foye
                                 Executive Vice President


                             By: /s/ Timothy R. Garrick
                                 Timothy R. Garrick
                                 Vice President - Accounting


                             Date:  March 26, 1999




In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.


/s/ Patrick J. Foye         Executive Vice President       Date: March 26, 1999
Patrick J. Foye             and Director


/s/ Timothy R. Garrick      Vice President - Accounting    Date: March 26, 1999
Timothy R. Garrick          and Director



                       ANGELES INCOME PROPERTIES, LTD. II

                                 EXHIBIT INDEX


EXHIBIT NUMBER DESCRIPTION OF EXHIBIT

2.1 Agreement and Plan of Merger, dated as of October 1, 1998, by and between AIMCO and IPT incorporated by reference to Exhibit 2.1 filed with Registrant's Current Report on Form 8-K dated October 1, 1998.

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

