Form 10QSB
period 1999-03-31
ANGELES INCOME PROPERTIES LTD II
filed 1999-05-14
CIK 711642

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


                 For the quarterly period ended March 31, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period          to


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


                         55 Beattie Place, PO Box 1089
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
                        (in thousands, except unit data)

                                 March 31, 1999



Assets

 Cash and cash equivalents                                  $  2,610

 Receivables and deposits (net of allowance

    for doubtful accounts of $308)                               670

 Restricted escrows                                              747

 Other assets                                                    673

 Investment in, and advances of $46 to,

   joint venture                                                 458

 Investment properties:

   Land                                        $   2,198



   Buildings and related personal property        34,608

                                                  36,806

   Less accumulated depreciation                 (26,211)     10,595


                                                            $ 15,753
Liabilities and Partners' Deficit


Liabilities

 Accounts payable                                           $     52

 Tenant security deposit liabilities                             277

 Accrued property taxes                                          218

 Other liabilities                                               250

 Mortgage notes payable                                       17,947

Partners' Deficit

 General partners                              $    (469)

 Limited partners (99,784 units issued and

  outstanding)                                    (2,522)     (2,991)

                                                            $ 15,753


          See Accompanying Notes to Consolidated Financial Statements


b)
                       ANGELES INCOME PROPERTIES, LTD. II

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                                     Three Months Ended

                                                          March 31,

                                                      1999        1998

Revenues:

 Rental income                                    $  1,814     $  1,783

 Other income                                           90          104

   Total revenues                                    1,904        1,887

Expenses:

 Operating                                              592         623

 General and administrative                              71          70

 Depreciation                                           467         458

 Interest                                               357         361

 Property taxes                                         152         149

   Total expenses                                    1,639        1,661

Equity in income (loss) of joint venture               401          (16)

Income before extraordinary item                  $    666     $    210

Equity in extraordinary loss on the extinguishment

  of debt of joint venture (Note C)                     (1)          --

Net income                                        $    665     $    210

Net income allocated to general partners (1%)     $      7     $      2

Net income allocated to limited partners (99%)         658          208

                                                  $    665     $    210

Net income per limited partnership unit           $   6.59     $   2.08


          See Accompanying Notes to Consolidated Financial Statements


c)
                       ANGELES INCOME PROPERTIES, LTD. II

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)



                                  Limited

                                Partnership   General     Limited

                                   Units      Partners    Partners     Total


Original capital contributions    100,000   $       1   $   50,000  $   50,001


Partners' deficit

at December 31, 1998               99,784   $    (476)  $   (3,180) $   (3,656)


Net income for the three months

ended March 31, 1999                   --           7          658         665


Partners' deficit

at March 31, 1999                  99,784   $    (469)  $   (2,522) $   (2,991)



          See Accompanying Notes to Consolidated Financial Statements


d)
                       ANGELES INCOME PROPERTIES, LTD. II
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                        Three Months Ended

                                                             March 31,

                                                          1999       1998

Cash flows from operating activities:

  Net income                                          $    665    $    210

  Adjustments to reconcile net income to net

   cash provided by operating activities:

   Depreciation                                            467         458

   Amortization of discounts, loan costs and lease

    commissions                                             24          25

   Bad debt recovery, net                                   --         (49)

   Equity in (income) loss of joint venture               (401)         16

   Equity in extraordinary loss on extinguishment

     of debt of joint venture                                1          --

   Loss on disposal of property                             35          --

   Change in accounts:

     Receivables and deposits                              (16)        (15)

     Other assets                                          (36)         18

     Accounts payable                                      (67)        (73)

     Tenant security deposit payable                         8           5

     Accrued property taxes                                (36)        (36)

     Other liabilities                                      18          (7)

        Net cash provided by operating activities          662         552

Cash flows from investing activities:

Property improvements and replacements                    (166)       (158)

Net withdrawals from restricted escrows                    105          52

        Net cash used in investing activities              (61)       (106)

Cash flows used in financing activities:

Payments on mortgage notes payable                         (54)        (51)

Net increase in cash and cash equivalents                  547         395

Cash and cash equivalents at beginning of period         2,063       3,099

Cash and cash equivalents at end of period            $  2,610    $  3,494

Supplemental disclosure of cash flow information:

  Cash paid for interest                              $    338    $    341


          See Accompanying Notes to Consolidated Financial Statements



e)
                       ANGELES INCOME PROPERTIES, LTD. II
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Angeles Income Properties, Ltd. II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1998.

Principles of Consolidation

The consolidated financial statements of the Partnership include all accounts of the Partnership and its 99% limited partnership interest in Georgetown AIP II, LP and its 100% owned limited liability corporation interest in AIPL II GP, LLC. Although legal ownership of the respective asset remains with these entities, the Partnership retains all economic benefits from the properties. As a result, the Partnership consolidates its interests in these two entities, whereby all accounts are included in the consolidated financial statements of the Partnership with all interentity accounts being eliminated.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. ("Insignia") and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust ("AIMCO"), with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - INVESTMENT IN JOINT VENTURE

The Partnership had a 14.4% investment in Princeton Golf Course JV ("Joint Venture"). On February 26, 1999, the Joint Venture sold its only investment property, Princeton Meadows Golf Course, to an unaffiliated third party. The sale resulted in net proceeds of approximately $3,411,000 after payment of closing costs, resulting in a gain on sale of approximately $2,885,000. The Partnership's 1999 pro-rata share of this gain is approximately $415,000. Furthermore, as a result of the sale, unamortized loan costs of approximately $7,000 were written off. This resulted in an extraordinary loss on early extinguishment of debt of approximately $7,000. The Partnership's pro-rata share of this extraordinary loss is approximately $1,000. Condensed balance sheet information of the Joint Venture at March 31, 1999 is as follows:



                                        March 31, 1999

                                        (in thousands)

Assets

Cash                                     $ 3,454

Other assets                                 113

Total                                    $ 3,567


Liabilities and Partners' Capital

Other liabilities                        $   715

Partners' capital                          2,852

  Total                                  $ 3,567


The condensed profit and loss statement of the Joint Venture is summarized as follows:


                                           Three Months Ended

                                                March 31,

                                             1999         1998

                                              (in thousands)



Revenue                                    $   30       $  203

Costs and expenses                           (131)        (317)

Loss before gain on sale of investment

property and extraordinary loss on

extinguishment of debt                       (101)        (114)

Gain on sale of property                    2,885           --

Extraordinary loss on

extinguishment of debt                         (7)          --

Net income (loss)                          $2,777       $ (114)


The Partnership's 14.4% equity interest in the income of the Joint Venture for the three months ended March 31, 1999 was approximately $401,000. The equity interest in the loss of the Joint Venture for the three months ended March 31, 1998 was approximately $16,000. The Partnership also realized equity in the extraordinary loss on extinguishment of debt of approximately $1,000 for the three months ended March 31, 1999.

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

In November 1995, representatives of the Joint Venture and the New Jersey DEP met and developed a plan of action to clean-up the contamination site at Princeton Meadows Golf Course. The Joint Venture has engaged an engineering firm to conduct consulting and compliance work and a second firm to perform the field work necessary for the clean-up. Field work is in process with skimmers having been at three test wells on the site. These skimmers are in place to detect any residual fuel that may still be in the ground. The expected completion date of the compliance work should be sometime in 1999. The Joint Venture originally recorded a liability of $199,000 for the costs of the clean-up. At February 26, 1999, the balance in the liability for clean-up costs was approximately $53,000. Upon the sale of the Golf Course, as noted above, the joint venture received documents from the Purchaser releasing the Joint Venture from any further responsibility or liability with respect to the clean-up.

NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Managing General Partner and affiliates during the three months ended March 31, 1999 and 1998:


                                                     1999        1998



                                                      (in thousands)

Property management fees (included in operating

  expense)                                           $85         $85

Reimbursements for services of affiliates,

(included in operating expense and general and

administrative expense) (1)                           47          51


(1) Included in "Reimbursements for services of affiliates" is approximately $3,000 and $9,000 in construction oversight costs for the three months ended March 31, 1999 and 1998, respectively.

During the three months ended March 31, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates approximately $85,000 and $80,000 for the three months ended March 31, 1999 and 1998, respectively.
During the three months ended March 31, 1998, affiliates of the Managing General Partner were entitled to varying percentages of gross receipts from the Registrant's commercial property for providing property management services. These services were performed by affiliates of the Managing General Partner for the three months ended March 31, 1999 and were approximately $5,000. Effective October 1, 1998 (the effective date of the Insignia Merger), these services for the commercial property were provided by an unrelated party.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $47,000 and $51,000 for the three months ended March 31, 1999 and 1998, respectively.

Additionally, the Partnership paid approximately $6,000 during the three months ended March 31, 1998, to an affiliate of the Managing General Partner for lease commissions at the Partnership's commercial property. These lease commissions are included in other assets and are amortized over the terms of the respective leases.

Angeles Mortgage Investment Trust, ("AMIT"), a real estate investment trust, provided financing to the Princeton Meadows Golf Course Joint Venture ("Joint Venture") (see Note "C" above). Pursuant to a series of transactions, affiliates of the Managing General Partner acquired ownership interests in AMIT. On September 17, 1998, AMIT was merged with and into IPT, the entity which controls the Managing General Partner. Effective February 26, 1999, IPT was merged into AIMCO. As a result, AIMCO was the current holder of the AMIT loan. On February 26, 1999, Princeton Meadows Golf Course was sold to an unaffiliated third party. Upon closing, the AMIT principal balance of $1,567,000 plus accrued interest of approximately $17,000 was paid off.

NOTE E - SEGMENT REPORTING

The Partnership has two reportable segments: residential properties and commercial properties. The Partnership's residential property segment consists of three apartment complexes in New Jersey, Indiana and North Carolina. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. The commercial property segment consists of a retail shopping center located in Montgomery, Alabama. This property leases space to a discount store, various specialty retail outlets, and several restaurants at terms ranging from 12 months to twenty years.

The Partnership evaluates performance based on net income. The accounting policies of the reportable segments are the same as those of the Partnership as described in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

The Partnership's reportable segments are investment properties that offer different products and services. The reportable segments are each managed separately because they provide distinct services with different types of products and customers.

Segment information for the three months ended March 31, 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segments.

1999
                                    ResidentialCommercial   Other    Totals
Rental income                       $ 1,575    $   239    $    --  $ 1,814
Other income                             81          1          8       90
Interest expense                        357         --         --      357
Depreciation                            401         66         --      467
General and administrative expense       --         --         71       71
Equity in income of joint venture        --         --        401      401
Segment profit                          230         98        337      665
Equity in extraordinary loss on
  extinguishment of debt of
  joint venture                          --         --         (1)      (1)
Total assets                         12,675      1,055      2,023   15,753
Capital expenditures for investment
  properties                            166         --         --      166

1998
                                    Residential Commercial  Other    Totals
Rental income                       $ 1,508    $   275    $    --  $ 1,783
Other income                             80          1         23      104
Interest expense                        361         --         --      361
Depreciation                            392         66         --      458
General and administrative expense       --         --         70       70
Equity in loss of joint venture          --         --        (16)     (16)
Segment profit (loss)                   159        114        (63)     210
Total assets                         13,163      1,379      2,377   16,919
Capital expenditures for investment
  properties                            81          77         --      158


NOTE F - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which were scheduled to be heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control. This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense is not expected to have a material effect on the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time.
The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of three apartment complexes and one commercial property. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1999 and March 31, 1998:


                                                   Average

                                                   Occupancy

Property                                      1999          1998


Atlanta Crossing Shopping Center               57%          70%

 Montgomery, Alabama

Deer Creek Apartments                          98%          96%

 Plainsboro, New Jersey


Georgetown Apartments                          95%          96%

 South Bend, Indiana


Landmark Apartments                            94%          89%

 Raleigh, North Carolina


Bruno's, an anchor tenant, declared bankruptcy and vacated Atlanta Crossing in February of 1998. This tenant was subleasing the space and the previous tenant is liable for, and the Partnership expects that it will pay, its rental payment through the year 2007. It is unknown to what extent this vacancy will negatively impact the performance of the shopping center in the future. Atlanta Crossing's average occupancy for 1998 shown above represents the center's physical occupancy. Because the original tenant has continued making the rental payments, the center's economic average occupancy for the three months ended March 31, 1999 and 1998 is 89% and 92%, respectively.

The Managing General Partner attributes the increase in occupancy at Landmark Apartments to the renovation project completed during 1998 which made the property more attractive to new tenants and concessions offered to attract new tenants.


Results of Operations

The Partnership's net income for the three months ended March 31, 1999, was approximately $665,000 compared to approximately $210,000 for the three months ended March 31, 1998. The increase in net income is primarily due to the equity in income of the joint venture due to the sale of Princeton Meadows Golf Course as discussed below. The increase in net income before the equity in income of joint venture of approximately $39,000 is primarily due to an increase in total revenues and a decrease in total expenses. Rental income increased due to increased or stable rental rates at all the Partnership's properties, increased occupancy at Deer Creek and Landmark Apartments and increased tenant reimbursements at Atlanta Crossing which more than offset the decrease in occupancy at Atlanta Crossing Shopping Center and Georgetown Apartments. The decrease in expenses is primarily due to a decrease in operating expenses offset by a slight increase in depreciation expense. The decrease in operating expenses was primarily due to decreased spending on major repairs and maintenance. These repairs were mostly related to a renovation project at Landmark Apartments which was completed during 1998. This renovation project included the correction of drainage problems and related foundation repairs along with exterior building repairs and painting in order to improve the appearance of the property. Partially offsetting the decreased maintenance expenses was a loss on disposal of property of approximately $35,000 for the three months ended March 31, 1999. The loss resulted from the write-off of siding at Deer Creek Apartments. This loss was the result of the write-off of assets not fully depreciated at the time of replacement. Depreciation expense increased due to capital improvements completed during 1998 that are now being depreciated. General and administrative expenses remained relatively constant over the comparable periods. Included in general and administrative expenses at both March 31, 1999 and 1998, are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

The Partnership had a 14.4% investment in the Princeton Meadows Golf Course Joint Venture. For the three months ended March 31, 1999, the Partnership realized equity in the income of the joint venture of approximately $400,000, compared to equity in the loss of the joint venture of approximately $16,000 for the three months ended March 31, 1998, (See "Note C - Investment in Joint Venture"). The income is primarily attributable to the Joint Venture selling Princeton Meadows Golf Course to an unaffiliated third party on February 26, 1999.

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

Liquidity and Capital Resources

The Partnership held cash and cash equivalents of approximately $2,610,000 at March 31, 1999, compared to approximately $3,494,000 at March 31, 1998. The increase in cash and cash equivalents of approximately $547,000 since December 31, 1998 is due to approximately $662,000 of cash provided by operating activities which was partially offset by approximately $61,000 of cash used in investing activities and approximately $54,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements which was offset by net withdrawals from escrow accounts maintained by the mortgage lenders. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership's properties. The Partnership invests its working capital reserves in money market accounts.

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

The Partnership had a 14.4% investment in Princeton Golf Course JV ("Joint Venture"). On February 26, 1999, the Joint Venture sold its only investment property, Princeton Meadows Golf Course, to an unaffiliated third party. The sale resulted in net proceeds of approximately $3,411,000 after payment of closing costs, resulting in a gain on sale of approximately $2,885,000. The Partnership's 1999 pro-rata share of this gain is approximately $415,000. Furthermore, as a result of the sale, unamortized loan costs of approximately $7,000 were written off. This resulted in an extraordinary loss on early extinguishment of debt of approximately $7,000. The Partnership's pro-rata share of this extraordinary loss is approximately $1,000. The Partnership had equity income from the Joint Venture in 1999 of approximately $401,000.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned for each of the Registrant's properties are detailed below.

Atlanta Crossing

During the three months ended March 31, 1999, the Partnership did not complete any capital improvements. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $300,000 of capital improvements over the near term. The Partnership has budgeted, but is not limited to, capital improvements of approximately $58,000 for 1999 which consist of tenant improvements.

Deer Creek

During the three months ended March 31, 1999, the Partnership spent approximately $142,000 on capital improvements consisting primarily of building improvements and carpet and vinyl replacement. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $535,000 of capital improvements over the near term. The Partnership has budgeted, but is not limited to, capital improvements of approximately $649,000 for 1999 which includes landscaping and irrigation improvements, parking lot and pool repairs, exterior painting, and other interior and exterior building improvements.

Georgetown

During the three months ended March 31, 1999, the Partnership spent approximately $8,000 on capital improvements which consisted primarily of carpet and vinyl replacement and appliances. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $259,000 of capital improvements over the near term. The Partnership has budgeted, but is not limited to, capital improvements of approximately $683,000 for 1999 which included roof replacement, parking lot repairs, exterior painting, and other interior and exterior building improvements.

Landmark

During the three months ended March 31, 1999, the Partnership spent approximately $16,000 on capital improvements consisting primarily of carpet and vinyl replacement and balconies. These improvements were funded from capital and replacement reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $378,000 of capital improvements over the near term. The Partnership has budgeted, but is not limited to, capital improvements of approximately $458,000 for 1999 which includes landscaping and irrigation improvements, parking lot repairs, siding replacement, exterior painting and carpet replacements.


The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $17,947,000, net of discount, is amortized over periods ranging from 29 to 30 years with balloon payments due in 2003. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

There were no cash distributions to the partners during the three months ended March 31, 1999 and 1998. Future cash distributions will depend on the levels of cash generated from operations, the availability of cash revenues and the timing of debt maturities, refinancings and/or property sales. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in 1999 or subsequent periods.

Potential Tender Offer

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

A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-QSB shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

Year 2000 Compliance

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of March 31, 1999, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by July 31, 1999.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by July 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by July 31, 1999.

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

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by July 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of March 31, 1999 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of March 31, 1999 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by August 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

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


                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which were scheduled to be heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control. This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense is not expected to have a material effect on the Partnership's overall operations.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

          b)   Reports on Form 8-K:

               None were filed during the three months ended March 31, 1999.


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ANGELES INCOME PROPERTIES, LTD. II


                              By:  Angeles Realty Corporation II
                                   Managing General Partner


                              By:  /s/ Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President


                              By:  /s/ Carla R. Stoner
                                   Carla R. Stoner
                                   Senior Vice President Finance and
                                   Administration



                              Date: May 14, 1999