Form 10QSB
period 1999-06-30
ANGELES INCOME PROPERTIES LTD II
filed 1999-08-09
CIK 711642

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

                  For the quarterly period ended June 30, 1999

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
                        (in thousands, except unit data)

                                 June 30, 1999


Assets

   Cash and cash equivalents                                      $  3,505

   Receivables and deposits (net of allowance

   for doubtful accounts of $396)                                      561

   Restricted escrows                                                  798

   Other assets                                                        657

   Investment in joint venture                                          58

   Investment properties:

      Land                                         $   2,198

      Buildings and related personal property         34,707

                                                      36,905

      Less accumulated depreciation                  (26,597)       10,308

                                                                  $ 15,887
Liabilities and Partners' Deficit

Liabilities

   Accounts payable                                               $    113

   Tenant security deposit liabilities                                 282

   Accrued property taxes                                              235

   Other liabilities                                                   179

   Mortgage notes payable                                           17,894

Partners' Deficit

   General partners                                $    (468)

   Limited partners (99,784 units issued and

     outstanding)                                     (2,348)       (2,816)

                                                                  $ 15,887


          See Accompanying Notes to Consolidated Financial Statements


b)
                       ANGELES INCOME PROPERTIES, LTD. II

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                   Three Months Ended       Six Months Ended

                                        June 30,                June 30,

                                      1999        1998        1999        1998

Revenues:

  Rental income                    $1,595      $1,749     $3,409       $3,532

  Other income                        122         152        212          256

      Total revenues                1,717       1,901      3,621        3,788

Expenses:

  Operating                           592         903      1,184        1,526

  General and administrative           78          72        149          142

  Depreciation                        386         459        853          917

  Interest                            357         360        714          721

  Property taxes                      155         140        307          289

      Total expenses                1,568       1,934      3,207        3,595

Equity in income of joint venture      26          25        427            9

 Income (loss) before

  extraordinary item                  175          (8)       841          202

Equity in extraordinary loss on

  the extinguishment of debt

  of joint venture (Note C)            --          --         (1)          --

Net income (loss)                  $  175      $   (8)    $  840       $  202

Net income allocated to general

 partners (1%)                     $    2      $   --     $    8       $    2

Net income (loss) allocated

 to limited partners (99%)            173          (8)       832          200

                                   $  175      $   (8)    $  840       $  202

Net income (loss) per limited

 partnership unit:

Income (loss) before

 extraordinary item                $ 1.73      $(0.08)    $ 8.35       $ 2.00

Extraordinary item                     --          --      (0.01)          --

Net income (loss)                  $ 1.73      $(0.08)    $ 8.34       $ 2.00


          See Accompanying Notes to Consolidated Financial Statements

c)
                       ANGELES INCOME PROPERTIES, LTD. II

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)




                                  Limited

                                Partnership    General     Limited

                                   Units      Partners    Partners      Total


Original capital contributions    100,000    $       1   $   50,000  $   50,001

Partners' deficit

  at December 31, 1998             99,784    $    (476)  $   (3,180) $   (3,656)

Net income for the six months

  ended June 30, 1999                  --            8          832         840

Partners' deficit

  at June 30, 1999                 99,784    $    (468)  $   (2,348) $   (2,816)


          See Accompanying Notes to Consolidated Financial Statements


d)
                       ANGELES INCOME PROPERTIES, LTD. II
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                             Six Months Ended

                                                                 June 30,

                                                           1999        1998

Cash flows from operating activities:

  Net income                                             $   840     $   202

  Adjustments to reconcile net income to net

   cash provided by operating activities:

   Depreciation                                              853         917

   Amortization of discounts, loan costs and lease

    commissions                                               49          49

   Bad debt expense (recovery), net                           75         (77)

   Equity in income of joint venture                        (427)         (9)

   Equity in extraordinary loss on extinguishment

     of debt of joint venture                                  1          --

   Loss on disposal of property                               35          39

   Change in accounts:

     Receivables and deposits                                 18         (22)

     Other assets                                            (42)          7

     Accounts payable                                         (6)       (169)

     Tenant security deposit payable                          13           5

     Accrued property taxes                                  (19)        (26)

     Other liabilities                                       (53)         17

        Net cash provided by operating activities          1,337         933

Cash flows from investing activities:

  Property improvements and replacements                    (265)       (656)

Net withdrawals from restricted escrows                       54         285

Distributions from joint venture                             380          --

Repayment of advances to joint venture                        46          --

        Net cash provided by (used in) investing

          activities                                         215        (371)

Cash flows used in financing activities:

  Payments on mortgage notes payable                        (110)       (102)

Net increase in cash and cash equivalents                  1,442         460

Cash and cash equivalents at beginning of period           2,063       3,099

Cash and cash equivalents at end of period               $ 3,505     $ 3,559

Supplemental disclosure of cash flow information:

  Cash paid for interest                                 $   674     $   682



          See Accompanying Notes to Consolidated Financial Statements



e)
                       ANGELES INCOME PROPERTIES, LTD. II
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Angeles Income Properties, Ltd. II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

Certain reclassifications have been made to the 1998 balances to conform to the 1999 presentation.

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

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. ("Insignia") and Insignia Properties Trust ("IPT") merged into Apartment Investment and Management Company, a publicly traded real estate investment trust ("AIMCO"), with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - INVESTMENT IN JOINT VENTURE

The Partnership had a 14.4% investment in Princeton Golf Course JV ("Joint Venture"). On February 26, 1999, the Joint Venture sold its only investment property, Princeton Meadows Golf Course, to an unaffiliated third party. The sale resulted in net proceeds of approximately $3,411,000 after payment of closing costs, resulting in a gain on sale of approximately $3,108,000. The Partnership's 1999 pro-rata share of this gain is approximately $448,000. In connection with the sale, a commission of $153,000 was paid to the Managing General Partner in accordance with the Joint Venture Agreement. The Joint Venture also recognized an extraordinary loss on the early extinguishment of debt of approximately $7,000 as a result of unamortized loan costs being written off. The Partnership's pro-rata share of this extraordinary loss is approximately $1,000.

Condensed balance sheet information of the Joint Venture at June 30, 1999, is as follows:
                                              June 30, 1999

                                              (in thousands)

      Assets

      Cash                                     $   355

      Other assets                                  51

      Total                                    $   406

      Liabilities and Partners' Capital

      Other liabilities                        $    15

      Partners' capital                            391

        Total                                  $   406


The condensed profit and loss statement of the Joint Venture is summarized as follows:

                                       Three Months Ended      Six Months Ended
                                            June 30,                June 30,
                                       1999          1998       1999        1998
                                         (in thousands)          (in thousands)


Revenue                             $   61        $  541       $   91    $  744

Costs and expenses                    (100)         (364)        (231)     (681)

(Loss) income before gain on sale
  of property and extraordinary
  loss on extinguishment of debt       (39)          177         (140)       63

Gain on sale of property               223            --        3,108        --

Extraordinary loss on
  extinguishment of debt                --            --           (7)       --

Net income                          $  184        $  177       $2,961    $   63

The Partnership's 14.4% equity interest in the income of the Joint Venture for the six months ended June 30, 1999, was approximately $427,000. The equity interest in the income of the Joint Venture for the six months ended June 30, 1998, was approximately $9,000. The Partnership also realized equity in the extraordinary loss on extinguishment of debt of approximately $1,000 for the six months ended June 30, 1999.

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

In November 1995, representatives of the Joint Venture and the New Jersey DEP met and developed a plan of action to clean-up the contamination site at Princeton Meadows Golf Course. The Joint Venture engaged an engineering firm to conduct consulting and compliance work and a second firm to perform the field work necessary for the clean-up. Field work was in process with skimmers in place at three test wells on the site. These skimmers were in place to detect any residual fuel that may still have been in the ground. The expected completion date of the compliance work was to be sometime in 1999. The Joint Venture originally recorded a liability of $199,000 for the costs of the clean-up. At February 26, 1999, the balance in the liability for clean-up costs was approximately $53,000. Upon the sale of the Golf Course, as noted above, the joint venture received documents from the Purchaser releasing the Joint Venture from any further responsibility or liability with respect to the clean-up.

NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Managing General Partner and affiliates during the six months ended June 30, 1999 and 1998:

                                                              1999        1998

                                                              (in thousands)

Property management fees (included in operating

  expense)                                                    $169        $172

Reimbursement for services of affiliates,

(included in operating expense, general and

administrative expense and investment properties)              114         121

Due from affiliate                                              26          --

During the six months ended June 30, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates approximately $169,000 and $161,000 for the six months ended June 30, 1999 and 1998, respectively. During the six months ended June 30, 1998, affiliates of the Managing General Partner were entitled to varying percentages of gross receipts from the Registrant's commercial property for providing property management services. These services were performed by affiliates of the Managing General Partner for the six months ended June 30, 1998 and were approximately $11,000. Effective October 1, 1998 (the effective date of the Insignia Merger), these services for the commercial property were provided by an unrelated party.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $114,000 and $121,000 for the six months ended June 30, 1999 and 1998, respectively, including approximately $53,000 and $34,000, respectfully, in construction oversight costs.

Additionally, the Partnership paid approximately $6,000 during the six months ended June 30, 1998, to an affiliate of the Managing General Partner for lease commissions at the Partnership's commercial property. These lease commissions are included in other assets and are amortized over the terms of the respective leases.

On April 24, 1998, an affiliate of the Managing General Partner ("the Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 40,000 of the outstanding units of limited partnership interest ("Units") in the Partnership at a purchase price of $150 per Unit, net to the seller in cash. On May 21, 1998, the tender offer was officially closed with 8,908 Limited Partner Units (8.93% of the total outstanding Units) being acquired by the Purchaser at $150.00 per Unit.

On May 13,1999, AIMCO Properties, L.P., an affiliate of the Managing
General Partner commenced a tender offer to purchase up to 34,849.06 (approximately 34.92% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $191 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 4,687.00 units. As a result, AIMCO and its affiliates currently own 27,271.00 units of limited partnership interest in the Partnership representing approximately 27.33% of the total outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

Angeles Mortgage Investment Trust, ("AMIT"), a real estate investment trust, provided financing to the Joint Venture (see "Note C" above). Pursuant to a series of transactions, affiliates of the Managing General Partner acquired ownership interests in Angeles Mortgage Investment Trust ("AMIT"). On September 17, 1998, AMIT was merged with and into IPT, the entity which controls the Managing General Partner. Effective February 26, 1999, IPT was merged into AIMCO. As a result, AIMCO was the current holder of the AMIT loan. On February 26, 1999, Princeton Meadows Golf Course was sold to an unaffiliated third party. Upon closing, the AMIT principal balance of $1,567,000 plus accrued interest of approximately $17,000 was paid off.

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

Segment information for the six months ended June 30, 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segments.

1999
                                    Residential Commercial  Other    Totals

Rental income                       $ 3,142     $   267    $    --  $ 3,409
Other income                            183           4         25      212
Interest expense                        714          --         --      714
Depreciation                            782          71         --      853
General and administrative expense       --          --        149      149
Equity in income of joint venture        --          --        427      427
Equity in extraordinary loss on
  extinguishment of debt of
  joint venture                          --          --         (1)      (1)
Segment profit                          488          50        302      840
Total assets                         12,920         883      2,084   15,887
Capital expenditures for investment
properties                              265          --         --      265

1998
                                    Residential Commercial  Other   Totals

Rental income                       $ 3,046     $   486    $    --  $ 3,532
Other income                            174           5         77      256
Interest expense                        721          --         --      721
Depreciation                            784         133         --      917
General and administrative expense       --          --        142      142
Equity in income of joint venture        --          --          9        9
Segment profit (loss)                    70         188        (56)     202
Total assets                         13,007       1,267      2,526   16,800
Capital expenditures for investment
properties                              579          77         --      656

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

The Partnership's investment properties consist of three apartment complexes and one commercial property. The following table sets forth the average occupancy of the properties for both of the six months ended June 30, 1999 and 1998:

                                                           Average

                                                           Occupancy

Property                                               1999          1998


Atlanta Crossing Shopping Center                        56%          73%

 Montgomery, Alabama

Deer Creek Apartments                                   98%          97%

 Plainsboro, New Jersey

Georgetown Apartments                                   94%          95%

 South Bend, Indiana

Landmark Apartments                                     93%          91%

 Raleigh, North Carolina


Bruno's, an anchor tenant, declared bankruptcy and vacated its space in Atlanta Crossing during February of 1998. This tenant was subleasing the space and the previous tenant is liable for, and the Partnership expects that it will pay, its rental payments through the year 2007. It is unknown to what extent this vacancy will negatively impact the performance of the shopping center in the future. Atlanta Crossing's average occupancy for 1998 shown above represents the center's physical occupancy. Because the original tenant has continued making the rental payments, the center's economic average occupancy for both of the six months ended June 30, 1999 and 1998 is 87% and 91%, respectively.

Results of Operations

The Partnership's net income for the six months ended June 30, 1999, was approximately $840,000 compared to approximately $202,000 for the six months ended June 30, 1998. The Partnership's net income for the three months ended June 30, 1999, was approximately $175,000 compared to a net loss of approximately $8,000 for the three months ended June 30, 1998. The increase in net income for the three and six months ended June 30, 1999, is primarily due to the equity in income of the joint venture due to the sale of Princeton Meadows Golf Course as discussed below. The increase in net income before the equity in income of joint venture of approximately $182,000 and $221,000, respectively, for the three and six months ended June 30, 1999, is primarily due to a decrease in total expenses which is partially offset by a decrease in total revenues.
The decrease in expenses is primarily due to a decrease in operating and depreciation expenses. The decrease in operating expenses was primarily due to decreased spending on major repairs and maintenance. These repairs were mostly related to a renovation project at Landmark Apartments which was completed during 1998. This renovation project included the correction of drainage problems and related foundation repairs along with exterior building repairs and painting in order to improve the appearance of the property. In addition, insurance expense decreased for all the Partnership's properties due to a change in insurance carriers. The Partnership recorded losses on disposal of property of approximately $35,000 and $39,000 for the six months ended June 30, 1999 and 1998, respectively. Both the 1999 and 1998 losses resulted from the write-off of siding at Dear Creek Apartments. Both of these write-offs were the result of assets not fully depreciated at the time of replacement. Depreciation expense decreased due to assets becoming fully depreciated at Atlanta Crossing. The decrease in total revenue is due to a decrease in rental and other income. Rental income decreased for the three and six month periods ended June 30, 1999, primarily due to increased bad debt expense at Atlanta Crossing, as well as decreased tenant reimbursements at Atlanta Crossing. Partially offsetting these decreases was increased average rental rates at all the Partnership's residential properties and increased occupancy at Deer Creek Apartments and Landmark Apartments which more than offset decreases in occupancy at Atlanta Crossing and Georgetown Apartments. The decrease in other income is primarily due to a decrease in interest income as a result of a lower cash balance in interest-bearing accounts.

General and administrative expenses remained relatively constant for the comparable periods. Included in general and administrative expenses at both June 30, 1999 and 1998, are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

The Partnership had a 14.4% investment in the Princeton Meadows Golf Course Joint Venture ("Joint Venture"). For the six months ended June 30, 1999, the Partnership realized equity in the income of the joint venture of approximately $427,000, compared to equity in the income of the joint venture of approximately $9,000 for the six months ended June 30, 1998, (See "Note C - Investment in Joint Venture"). On February 26, 1999, the Joint Venture sold its only investment property, Princeton Meadows Golf Course, to an unaffiliated third party. The sale resulted in net proceeds of approximately $3,411,000 after payment of closing costs, resulting in a gain on sale of approximately $3,108,000. The Partnership's 1999 pro-rata share of this gain is approximately $448,000. In connection with the sale, a commission of $153,000 was paid to the Managing General Partner in accordance with the Joint Venture Agreement. The Joint Venture also recognized an extraordinary loss on the early extinguishment of debt of approximately $7,000 as a result of unamortized loan costs being written off.

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

Liquidity and Capital Resources

The Partnership held cash and cash equivalents of approximately $3,505,000 at June 30, 1999, compared to approximately $3,559,000 at June 30, 1998. The increase in cash and cash equivalents of approximately $1,442,000 since December 31, 1998, is due to approximately $1,337,000 of cash provided by operating activities and approximately $215,000 of cash provided by investing activities which was partially offset by approximately $110,000 of cash used in financing activities. Cash provided by investing activities consisted of net withdrawals from escrow accounts maintained by the mortgage lenders, a distribution from the Joint Venture and repayment of an advance to the Joint Venture which was partially offset by property improvements and replacements. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership's properties. The Partnership invests its working capital reserves in money market accounts.

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

Atlanta Crossing

During the six months ended June 30, 1999, the Partnership did not complete any capital improvements. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $300,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $58,000 for 1999, which includes certain of the required improvements and consists of tenant improvements.

Deer Creek

During the six months ended June 30, 1999, the Partnership spent approximately $189,000 on capital improvements consisting primarily of building improvements, parking lot resurfacing, and interior decoration. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $535,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $649,000 for 1999, which includes certain of the required improvements and consists of landscaping and irrigation improvements, parking lot and pool repairs, exterior painting, and other interior and exterior building improvements.

Georgetown

During the six months ended June 30, 1999, the Partnership spent approximately $33,000 on capital improvements which consisted primarily of carpet and vinyl replacement and appliances. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $259,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $683,000 for 1999, which includes certain of the required improvements and consists of roof replacement, parking lot repairs, exterior painting, and other interior and exterior building improvements.

Landmark

During the six months ended June 30, 1999, the Partnership spent approximately $43,000 on capital improvements consisting primarily of carpet and vinyl replacement and air conditioning unit replacements. These improvements were funded from capital and replacement reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $378,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $458,000 for 1999, which includes certain of the required improvements and consists of landscaping and irrigation improvements, parking lot repairs, siding replacement, exterior painting and carpet replacements.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $17,894,000, net of discount, is amortized over periods ranging from 29 to 30 years with balloon payments due in 2003. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

There were no cash distributions to the partners during the six months ended June 30, 1999 and 1998. Subsequent to June 30, 1999, a distribution from operations in the amount of $700,000 (approximately $693,000 to the limited partners or $6.95 per limited partnership unit) was declared and paid. Future cash distributions will depend on the levels of cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's distribution policy will be reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit additional distributions to its partners in 1999 or subsequent periods.

Tender Offer

On May 13,1999, AIMCO Properties, L.P., an affiliate of the Managing
General Partner commenced a tender offer to purchase up to 34,849.06 (approximately 34.92% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $191 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 4,687.00 units. As a result, AIMCO and its affiliates currently own 27,271.00 units of limited partnership interest in the Partnership representing approximately 27.33% of the total outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of June 30, 1999, had completed approximately 90% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by September 30, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

In April, 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October, 1999.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 90% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by September, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

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

A pre-assessment of the properties by the Managing Agent has indicated no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent is in process and will be completed in September, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of June 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before July, 1999. The Managing Agent has updated data transmission standards with all of the financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by September 1, 1999.

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

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

b)   Reports on Form 8-K:

     None were filed during the quarter ended June 30, 1999.


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



                                   Date: August 6, 1999