Form 10QSB
period 1999-09-30
ANGELES INCOME PROPERTIES LTD II
filed 1999-11-15
CIK 711642

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


               For the quarterly period ended September 30, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _________to _________

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



ITEM 1.   FINANCIAL STATEMENTS


a)

                       ANGELES INCOME PROPERTIES, LTD. II

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                               September 30, 1999



Assets
Cash and cash equivalents                                              $  3,861
Receivables and deposits, net of allowance
for doubtful accounts of $374                                               628
Restricted escrows                                                          269
Other assets                                                                631
Investment in joint venture                                                  55
Investment properties:
Land                                                     $  2,198
Buildings and related personal property                    34,870
                                                           37,068
Less accumulated depreciation                             (27,032)       10,036
                                                                       $ 15,480
Liabilities and Partners' Deficit

Liabilities
Accounts payable                                                       $     59
Tenant security deposit liabilities                                         288
Accrued property taxes                                                      311
Other liabilities                                                           185
Mortgage notes payable                                                   17,840

Partners' Deficit
General partners                                         $   (471)
Limited partners (99,784 units issued and
outstanding)                                               (2,732)       (3,203)

                                                                       $ 15,480


          See Accompanying Notes to Consolidated Financial Statements

b)

                       ANGELES INCOME PROPERTIES, LTD. II

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                     Three Months Ended      Nine Months Ended
                                        September 30,          September 30,
                                      1999       1998         1999        1998
Revenues:
Rental income                        $1,787     $1,724       $5,196      $5,256
Other income                             98        124          310         380

Total revenues                        1,885      1,848        5,506       5,636

Expenses:
Operating                               547        873        1,731       2,399
General and administrative               83         71          232         213
Depreciation                            435        470        1,288       1,387
Interest                                355        360        1,069       1,081
Property taxes                          149        145          456         434

Total expenses                        1,569      1,919        4,776       5,514

Equity in (loss) income of joint
venture                                  (3)        10          424          19

Income (loss) before extraordinary
item                                    313        (61)       1,154         141

Equity in extraordinary loss on the
extinguishment of debt of joint
venture (Note C)                         --         --           (1)         --

Net income (loss)                    $  313     $  (61)      $1,153      $  141

Net income (loss) allocated
to general partners (1%)             $    3     $   (1)      $   12      $    1

Net income (loss) allocated
to limited partners (99%)               310        (60)       1,141         140

                                     $  313     $  (61)      $1,153      $  141
Per limited partnership unit:

Income (loss) before extraordinary
item                                   3.11       (.60)       11.44        1.40
Extraordinary item                       --         --         (.01)         --

Net income (loss)                      3.11       (.60)       11.43        1.40

Distributions per limited
partnership unit                     $ 6.95     $14.75       $ 6.95      $14.75


          See Accompanying Notes to Consolidated Financial Statements

c)

                       ANGELES INCOME PROPERTIES, LTD. II

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)



                                  Limited
                                Partnership     General      Limited
                                   Units        Partners    Partners     Total

Original capital contributions    100,000       $     1      $50,000    $50,001

Partners' deficit
at December 31, 1998               99,784       $  (476)     $(3,180)   $(3,656)

Distribution to partners               --            (7)        (693)      (700)

Net income for the nine months
ended September 30, 1999               --            12        1,141      1,153

Partners' deficit
at September 30, 1999              99,784       $  (471)     $(2,732)   $(3,203)


          See Accompanying Notes to Consolidated Financial Statements

d)
                       ANGELES INCOME PROPERTIES, LTD. II

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)



                                                              Nine Months Ended
                                                                September 30,
                                                             1999         1998
Cash flows from operating activities:
Net income                                                 $ 1,153      $   141
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation                                                 1,288        1,387
Amortization of discounts, loan costs and lease
commissions                                                     74           73
Bad debt expense (recovery), net                                53          (16)
Equity in income of joint venture                             (424)         (19)
Equity in extraordinary loss on extinguishment of
debt of joint venture                                            1           --
Loss on disposal of property                                    35          117
Change in accounts:
Receivables and deposits                                       (27)        (126)
Other assets                                                   (38)         (71)
Accounts payable                                               (60)          (7)
Tenant security deposit payable                                 19           15
Accrued property taxes                                          57           64
Other liabilities                                              (47)          22

Net cash provided by operating activities                    2,084        1,580

Cash flows from investing activities:
Property improvements and replacements                        (428)      (1,285)
Net withdrawals from restricted escrows                        583          305
Distributions from joint venture                               380           --
Repayment of advances to joint venture                          46           --

Net cash provided by (used in) investing
activities                                                     581         (980)

Cash flows from financing activities:
Payments on mortgage notes payable                            (167)        (155)
Distributions to partners                                     (700)      (1,487)

Net cash used in financing activities                         (867)      (1,642)

Net increase (decrease) in cash and cash equivalents         1,798       (1,042)

Cash and cash equivalents at beginning of period             2,063        3,099

Cash and cash equivalents at end of period                 $ 3,861      $ 2,057

Supplemental disclosure of cash flow information:
Cash paid for interest                                     $ 1,010      $ 1,021


          See Accompanying Notes to Consolidated Financial Statements

e)

                       ANGELES INCOME PROPERTIES, LTD. II

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Angeles Income Properties, Ltd. II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1998.

Certain reclassifications have been made to the 1998 balances to conform to the 1999 presentation.

Principles of Consolidation

The consolidated financial statements of the Partnership include all accounts of the Partnership and its 99% limited partnership interest in Georgetown AIP II, LP and its 100% owned limited liability corporation interest in AIPL II GP, LLC. Although legal ownership of the respective asset remains with these entities, the Partnership retains all economic benefits from the properties. As a result, the Partnership consolidates its interests in these two entities, whereby all accounts are included in the consolidated financial statements of the Partnership with all inter-entity accounts being eliminated.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. ("Insignia") and Insignia Properties Trust ("IPT") merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - INVESTMENT IN JOINT VENTURE

The Partnership had a 14.4% investment in Princeton Golf Course JV ("Joint Venture"). On February 26, 1999, the Joint Venture sold its only investment property, Princeton Meadows Golf Course, to an unaffiliated third party. The sale resulted in net proceeds of approximately $3,411,000 after payment of closing costs, resulting in a gain on sale of approximately $3,088,000. The Partnership's 1999 pro-rata share of this gain is approximately $445,000. In connection with the sale, a commission of $153,000 was paid to the Managing General Partner in accordance with the Joint Venture Agreement. The Joint Venture also recognized an extraordinary loss on the early extinguishment of debt of approximately $7,000 as a result of unamortized loan costs being written off. The Partnership's pro-rata share of this extraordinary loss is approximately $1,000.

Condensed balance sheet information of the Joint Venture at September 30, 1999, is as follows:

Assets
Cash                                      $  336
Other assets                                  51
Total                                     $  387

Liabilities and Partners' Capital
Other Liabilities                         $   12
Partners' capital                            375
Total                                     $  387


The condensed profit and loss statement of the Joint Venture is summarized as follows:

                                     Three Months Ended      Nine Months Ended
                                       September 30,           September 30,
                                      1999       1998         1999        1998
                                       (in thousands)         (in thousands)

Revenue                             $     4     $   575     $    94     $ 1,319

Costs and expenses                       --        (490)       (230)     (1,171)

Income (loss) before gain on sale
of investment property and
extraordinary loss on
extinguishment of debt                    4          85        (136)        148

(Loss) gain on sale of property         (20)         --       3,088          --

Extraordinary loss on
extinguishment of debt                   --          --          (7)         --

Net (loss) income                   $   (16)    $    85     $ 2,945     $   148


The Partnership's 14.4% equity interest in the income of the Joint Venture for the nine months ended September 30, 1999, was approximately $424,000. The equity interest in the income of the Joint Venture for the nine months ended September 30, 1998, was approximately $19,000. The Partnership also realized equity in the extraordinary loss on extinguishment of debt of approximately $1,000 for the nine months ended September 30, 1999.

The Princeton Meadows Golf Course property had an underground fuel storage tank that was removed in 1992. This fuel storage tank caused contamination to the area. Management installed monitoring wells in the area where the tank was formerly buried. Some samples from these wells indicated lead and phosphorous readings that were slightly higher than the range prescribed by the New Jersey Department of Environmental Protection ("DEP"). The Joint Venture notified the DEP of the findings when they were first discovered. However, the DEP had not given any directives as to corrective action until late 1995.

In November 1995, representatives of the Joint Venture and the New Jersey DEP met and developed a plan of action to clean-up the contamination site at Princeton Meadows Golf Course. The Joint Venture engaged an engineering firm to conduct consulting and compliance work and a second firm to perform the field work necessary for the clean-up. Field work was in process with skimmers in place at three test wells on the site. These skimmers were in place to detect any residual fuel that may still have been in the ground. The expected completion date of the compliance work was expected to be in 1999. Upon the sale of the Golf Course, as noted above, the Joint Venture was released from any further responsibility or liability with respect to the clean-up.

NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Managing General Partner and affiliates during the nine months ended September 30, 1999 and 1998:

                                                           1999      1998
                                                           (in thousands)

Property management fees (included in
  operating expenses)                                     $ 254      $ 262
Reimbursement for services of affiliates
  (included in operating expense, general and
   administrative expense and investment properties)        152        175


During the nine months ended September 30, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates approximately $254,000 and $244,000 for the nine months ended September 30, 1999 and 1998, respectively. During the nine months ended September 30, 1998, affiliates of the Managing General Partner were entitled to varying percentages of gross receipts from the Registrant's commercial property for providing property management services. These services were performed by affiliates of the Managing General Partner for the nine months ended September 30, 1998 and were approximately $18,000. Effective October 1, 1998 (the effective date of the Insignia Merger), these services for the commercial property were provided by an unrelated party.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $152,000 and $175,000 for the nine months ended September 30, 1999 and 1998, respectively, including approximately $53,000 and $45,000, respectively, in construction oversight costs.

Additionally, the Partnership paid approximately $57,000 during the nine months ended September 30, 1998, to an affiliate of the Managing General Partner for lease commissions at the Partnership's commercial property. These lease commissions are included in other assets and are amortized over the terms of the respective leases.

On April 24, 1998, an affiliate of the Managing General Partner ("the Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 40,000 of the outstanding units of limited partnership interest in the Partnership at a purchase price of $150 per unit, net to the seller in cash. On May 21, 1998, the tender offer was officially closed with 8,908 units (approximately 8.93% of the total outstanding units) being acquired.

On August 13, 1998, the Purchaser commenced a second tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 30,000 of the outstanding units of limited partnership interest in the Partnership at $175.00 per unit, net to the seller in cash. The Purchaser acquired 5,864 units (approximately 5.88% of the total outstanding units) pursuant to this tender offer.

On May 13, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner, commenced a tender offer to purchase up to 34,849.06 (approximately 34.92% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $191 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 4,687.00 units. As a result, AIMCO and its affiliates currently own 27,871.00 units of limited partnership interest in the Partnership representing approximately 27.93% of the total outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO (see "Note G - Legal Proceedings").

Angeles Mortgage Investment Trust, ("AMIT"), a real estate investment trust, provided financing to the Joint Venture (see "Note C" above). Pursuant to a series of transactions, affiliates of the Managing General Partner acquired ownership interests in AMIT. On September 17, 1998, AMIT was merged with and into IPT, the entity which controls the Managing General Partner. Effective February 26, 1999, IPT was merged into AIMCO. As a result, AIMCO was the holder of the AMIT loan. On February 26, 1999, Princeton Meadows Golf Course was sold to an unaffiliated third party. Upon closing, the AMIT principal balance of $1,567,000 plus accrued interest of approximately $17,000 was paid off.

NOTE E - DISTRIBUTIONS

During the nine months ended September 30, 1999, the Partnership made a distribution in the amount of $700,000 (approximately $693,000 to the limited partners or $6.95 per limited partnership unit) from operations. During the nine months ended September 30, 1998, the Partnership made a distribution in the amount of $1,487,000 (approximately $1,472,000 to the limited partners or $14.75 per limited partnership unit) from operations.

NOTE F - SEGMENT REPORTING

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

Segment information for the nine months ended September 30, 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segments.

1999                               Residential  Commercial    Other      Totals

Rental income                        $ 4,747      $   449    $    --    $ 5,196
Other income                             268            5         37        310
Interest expense                       1,069           --         --      1,069
Depreciation                           1,181          107         --      1,288
General and administrative expense        --           --        232        232
Equity in income of joint venture         --           --        424        424
Equity in extraordinary loss on the
  extinguishment of debt of
  joint venture                           --           --         (1)        (1)
Segment profit                           810          115        228      1,153
Total assets                          13,194          883      1,403     15,480
Capital expenditures for investment
  properties                             423            5         --        428

                1998              Residential   Commercial    Other     Totals

Rental income                       $ 4,612      $   644     $    --    $ 5,256
Other income                            284            6          90        380
Interest expense                      1,081           --          --      1,081
Depreciation                          1,188          199          --      1,387
General and administrative expense       --           --         213        213
Equity in income of joint venture        --           --          19         19
Segment profit (loss)                    56          189        (104)       141
Total assets                         13,272        1,191       1,006     15,469
Capital expenditures for investment
  properties                          1,204           81          --      1,285

NOTE G - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the Managing General Partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of three apartment complexes and one commercial property. The following table sets forth the average occupancy of the properties for both of the nine months ended September 30, 1999 and 1998:

                                        Average Occupancy
Property                                1999        1998

Atlanta Crossing Shopping Center         56%         61%
   Montgomery, Alabama (1)

Deer Creek Apartments                    98%         97%
   Plainsboro, New Jersey

Georgetown Apartments                    95%         96%
   South Bend, Indiana

Landmark Apartments                      93%         91%
   Raleigh, North Carolina

(1) The Partnership's only commercial property, Atlanta Crossing Shopping Center, is under contract for sale. The sale, which is subject to the purchaser's due diligence and other customary conditions, is expected to close during the fourth quarter of 1999. However, there can be no assurance that the sale will be consummated.

Bruno's, an anchor tenant, declared bankruptcy and vacated its space in Atlanta Crossing during February of 1998. This tenant was subleasing the space and the previous tenant is liable for, and the Partnership expects that it will continue to pay, its rental payments through the year 2007. It is unknown to what extent this vacancy will negatively impact the performance of the shopping center in the future. Atlanta Crossing's average occupancy for 1999 and 1998 shown above represents the center's physical occupancy. Because the original tenant has continued making the rental payments, the center's economic average occupancy for both of the nine months ended September 30, 1999 and 1998 is 88% and 89%, respectively.

Results of Operations

The Partnership's net income for the nine months ended September 30, 1999, was approximately $1,153,000 compared to approximately $141,000 for the nine months ended September 30, 1998. The Partnership's net income for the three months ended September 30, 1999, was approximately $313,000 compared to a net loss of approximately $61,000 for the three months ended September 30, 1998. The increase in net income for the nine months ended September 30, 1999, is due to the increase in equity in income of the joint venture due to the sale of Princeton Meadows Golf Course as discussed below and a decrease in total expenses which is partially offset by a decrease in total revenues. The increase in net income for the three months ended September 30, 1999, is due to a decrease in total expenses and to a lesser extent, an increase in total revenues. The decrease in expenses for the three and nine months ended September 30, 1999 is due primarily to a decrease in operating and depreciation expense partially offset by increased general and administrative expenses and property tax expenses. The decrease in operating expenses was primarily due to decreased spending on major repairs and maintenance. These repairs were mostly related to a renovation project at Landmark Apartments which was completed during 1998. This renovation project included the correction of drainage problems and related foundation repairs along with exterior building repairs and painting in order to improve the appearance of the property. In addition, insurance expense decreased for all the Partnership's properties due to a change in insurance carriers late in 1998. The Partnership recorded losses on disposal of property of approximately $35,000 and $117,000 for the nine months ended September 30, 1999 and 1998, respectively. Both the 1999 and 1998 losses resulted from the write-off of siding at Deer Creek Apartments. Both of these write-offs were the result of assets not fully depreciated at the time of replacement. Depreciation expense decreased due to assets becoming fully depreciated at Atlanta Crossing. General and administrative expenses increased due to increased legal expenses due to the settlement of a lawsuit as disclosed in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1998 and increased appraisal fees. These increases were partially offset by reduced expense reimbursements to the Managing General Partner. Included in general and administrative expenses at both September 30, 1999 and 1998, are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included. Property tax expense increased due to the timing of receipt of the property tax bills for 1999 and 1998 which affected the accruals as of September 30, 1999 and 1998.

Total revenues decreased for the nine months ended September 30, 1999 due to a decrease in rental income and other income. Total revenues increased for the three months ended September 30, 1999 due to an increase in rental income which was partially offset by a decrease in other income. Rental income decreased for the nine month period ended September 30, 1999, primarily due to increased bad debt expense at Atlanta Crossing, as well as decreased tenant reimbursements at Atlanta Crossing and increased concession costs at Landmark Apartments. Partially offsetting these decreases was increased average rental rates at all the Partnership's residential properties and increased occupancy at Deer Creek Apartments and Landmark Apartments which more than offset decreases in occupancy at Atlanta Crossing and Georgetown Apartments and decreased rental rates at Atlanta Crossing. Rental income increased for the three month period ended September 30, 1999, primarily due to increased average rental rates at all of the Partnership's residential properties, increased occupancy at Deer Creek Apartments and Landmark Apartments and reduced bad debt expense at Atlanta Crossing which more than offset decreased occupancy, rental rates and tenant reimbursements at Atlanta Crossing. The decrease in other income for the three and nine month periods ended September 30, 1999 is primarily due to a decrease in interest income as a result of a lower cash balance in interest-bearing accounts.

The Partnership had a 14.4% investment in the Princeton Meadows Golf Course Joint Venture ("Joint Venture"). For the nine months ended September 30, 1999, the Partnership realized equity in the income of the joint venture of approximately $424,000, compared to equity in the income of the joint venture of approximately $19,000 for the nine months ended September 30, 1998. (See "Note C - Investment in Joint Venture"). On February 26, 1999, the Joint Venture sold its only investment property, Princeton Meadows Golf Course, to an unaffiliated third party. The sale resulted in net proceeds of approximately $3,411,000 after payment of closing costs, resulting in a gain on sale of approximately $3,088,000. The Partnership's 1999 pro-rata share of this gain is approximately $445,000. In connection with the sale, a commission of $153,000 was paid to the Managing General Partner in accordance with the Joint Venture Agreement. The Joint Venture also recognized an extraordinary loss on the early extinguishment of debt of approximately $7,000 as a result of unamortized loan costs being written off. The Partnership's pro-rata share of the extraordinary loss is approximately $1,000.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environments of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

The Partnership held cash equivalents of approximately $3,861,000 at September 30, 1999, compared to approximately $2,057,000 at September 30, 1998. The increase in cash and cash equivalents of approximately $1,798,000 since December 31, 1998, is due to approximately $2,084,000 of cash provided by operating activities and approximately $581,000 of cash provided by investing activities which was partially offset by approximately $867,000 of cash used in financing activities. Cash provided by investing activities consisted of net withdrawals from escrow accounts maintained by the mortgage lenders, a distribution from the Joint Venture and repayment of an advance to the Joint Venture which was partially offset by property improvements and replacements. Cash used in financing activities consisted primarily of a distribution to the partners and, to a lesser extent, payments of principal made on the mortgages encumbering the Partnership's properties. The Partnership invests its working capital reserves in money market accounts.

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

Atlanta Crossing

During the nine months ended September 30, 1999, the Partnership spent approximately $5,000 on capital improvements consisting primarily of tenant improvements. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $300,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $58,000 for 1999, which includes certain of the required improvements and consists of tenant improvements.

Deer Creek

During the nine months ended September 30, 1999, the Partnership spent approximately $292,000 on capital improvements consisting primarily of building improvements, parking lot resurfacing, landscaping, and interior improvements. The landscaping and interior improvements were approximately 50% complete as of September 30, 1999. The parking lot resurfacing is complete as of September 30, 1999. These improvements were funded from the Partnership's reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $535,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $649,000 for 1999, which includes certain of the required improvements and consists of landscaping and irrigation improvements, parking lot resurfacing, pool upgrades, and other interior and exterior building improvements.

Georgetown

During the nine months ended September 30, 1999, the Partnership spent approximately $55,000 on capital improvements consisting primarily of carpet and vinyl replacement and appliances. These improvements were funded from the Partnership's reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $259,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $683,000 for 1999, which includes certain of the required improvements and consists of roof replacement, parking lot resurfacing, and other interior and exterior building improvements.

Landmark

During the nine months ended September 30, 1999, the Partnership spent approximately $76,000 on capital improvements consisting primarily of carpet and vinyl replacement and air conditioning unit replacements. The air conditioning unit replacements were substantially complete as of September 30, 1999. These improvements were funded from the Partnership's capital and replacement reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $378,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $458,000 for 1999, which includes certain of the required improvements and consists of landscaping and irrigation improvements, parking lot resurfacing, siding replacement, exterior building improvements, and carpet replacements.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $17,840,000, net of discount, is amortized over periods ranging from 29 to 30 years with balloon payments due in 2003. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

During the nine months ended September 30, 1999, the Partnership made a distribution in the amount of $700,000 (approximately $693,000 to the limited partners or $6.95 per limited partnership unit) from operations. During the nine months ended September 30, 1998, the Partnership made a distribution in the amount of $1,487,000 (approximately $1,472,000 to the limited partners or $14.75 per limited partnership unit) from operations. Future cash distributions will depend on the levels of cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit additional distributions to its partners during the remainder of 1999 or subsequent periods.

Tender Offers

On April 24, 1998, an affiliate of the Managing General Partner ("the Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 40,000 of the outstanding units of limited partnership interest in the Partnership at a purchase price of $150 per unit, net to the seller in cash. On May 21, 1998, the tender offer was officially closed with 8,908 units (approximately 8.93% of the total outstanding units) being acquired.

On August 13, 1998, the Purchaser commenced a second tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 30,000 of the outstanding units of limited partnership interest in the Partnership at $175.00 per unit, net to the seller in cash. The Purchaser acquired 5,864 units (approximately 5.88% of the total outstanding units) pursuant to this tender offer.

On May 13, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 34,849.06 (approximately 34.92% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $191 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 4,687.00 units. As a result, AIMCO and its affiliates currently own 27,871.00 units of limited partnership interest in the Partnership representing approximately 27.93% of the total outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO (see "Item 1. Financial Statements, Note G - Legal Proceedings").

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of September 30, 1999, had virtually completed this effort.

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

In April 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October 1999.

During 1998, the Managing agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June 1999.

The final software area is the office software and server operating systems. The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded virtually all of the server operating systems.

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

A pre-assessment of the properties by the Managing Agent has indicated virtually no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent was virtually completed by September 30, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of September 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent has banking relationships with three major financial institutions, all of which have designated their compliance. The Managing Agent has updated data transmission standards with all of the financial institutions. All financial institutions have communicated that they are Year 2000 compliant and accordingly no accounts were required to be moved from the existing financial institutions.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date, the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expenses and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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


                          PART II - OTHER INFORMATION




ITEM 1.   LEGAL PROCEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part I - Financial Information, Item 1. Financial Statements, Note B - Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the Managing General Partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


          a)   Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

          b)   Reports on Form 8-K:
               None filed during the quarter ended September 30, 1999.


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




                              ANGELES INCOME PROPERTIES, LTD. II


                              By:  Angeles Realty Corporation II
                                   Managing General Partner


                              By:  /s/ Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President


                              By:  /s/ Martha L. Long
                                   Martha L. Long
                                   Senior Vice President
                                   and Controller


                              Date: