Form 10KSB
period 1999-12-30
ANGELES INCOME PROPERTIES LTD II
filed 2000-03-30
CIK 711642

March 30, 2000



United States
Securities and Exchange Commission
Washington, D.C.  20549


RE:   Angeles Income Properties, Ltd. II
      Form 10-KSB
      File No. 0-11767


To Whom it May Concern:

The accompanying Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner.

Please do not hesitate to contact the undersigned with any questions or comments that you might have.

Very truly yours,



Stephen Waters
Real Estate Controller

                  FORM 10-KSB--Annual or Transitional Report Under

                               Section 13 or 15(d)

                                   Form 10-KSB

[X] ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
    1934 [No Fee Required]

                    For the fiscal year ended December 31, 1999

[ ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
    OF 1934 [No Fee Required]

                  For the transition period _________to _________

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

                                 (864) 239-1000
                            Issuer's telephone number

           Securities registered under Section 12(b) of the Exchange Act:

                                      None

           Securities registered under Section 12(g) of the Exchange Act:

                      Units of Limited Partnership Interest

                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.   $6,767,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 1999. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1.     Description of Business

Angeles Income Properties, Ltd. II (the "Partnership" or "Registrant") is a publicly held limited partnership organized under the California Uniform Limited Partnership Act on October 12, 1982. The Partnership's managing general partner is Angeles Realty Corporation II, a California corporation (the "Managing General Partner" or "ARC II"). ARC II was wholly-owned by MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"). Effective February 26, 1999, IPT was merged into
Apartment Investment and Management Company ("AIMCO"). Thus, the Managing General Partner is now wholly-owned by IPT (see "Transfer of Control"). The Elliott Accommodation Trust and the Elliott Family Partnership, Ltd., California limited partnerships, were the non-managing general partners. Effective December 31, 1997 the Elliott Family Partnership, Ltd. acquired the Elliott Accommodation Trust's general partner interest in the Registrant. The Managing General Partner and the non-managing general partner are herein collectively referred to as the "General Partners". The Partnership Agreement provides that the Partnership is to terminate on December 31, 2037 unless terminated prior to such date.

The Partnership, through its public offering of Limited Partnership Units, sold 100,000 units aggregating $50,000,000. The General Partners contributed capital in the amount of $1,000 for a 1% interest in the Partnership. The Partnership was formed for the purpose of acquiring fee and other forms of equity interests in various types of real estate property. The Partnership presently owns and operates three apartment properties and one commercial property, which was sold subsequent to December 31, 1999. (See "Item 2. Properties"). Since its initial offering, the Registrant has not received, nor are limited partners required to make, additional capital contributions.

The Partnership has no full time employees. Management and administrative services are provided by the Managing General Partner and by agents retained by the Managing General Partner. An affiliate of the Managing General Partner provided such property management services for the residential properties for the years ended December 31, 1999 and 1998. Effective October 1, 1998, property management services for the commercial property were provided by an unrelated party.

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner in such market area, could have a material effect on the rental market for apartment properties owned by the Partnership and the rents that may be charged for such apartments. While the Managing General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for the apartments is local.

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

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed. See discussion of ongoing environmental clean-up project at Princeton Meadows in "Note G" of the consolidated financial statements included in "Item 7. Financial Statements" of this Form 10-KSB.

Both the income and expenses of operating the properties owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operations" included in "Item 6" of this Form 10-KSB.

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. ("Insignia") and IPT merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Item 2.     Description of Properties:

The following table sets forth the Partnership's investment in properties:

                                Date of
Property                        Purchase       Type of Ownership            Use

Continuing Operations
Deer Creek Apartments           09/28/83   Fee ownership subject to   Apartments
  Plainsboro, NJ                             a first mortgage         288 units

Georgetown Apartments           11/21/83   Fee ownership subject to   Apartments
  South Bend, IN                             a first and second       200 units
                                             mortgage (1)

Landmark Apartments             12/16/83   Fee ownership subject to   Apartments
  Raleigh, NC                                a first mortgage         292 units

Discontinued Operation

Atlanta Crossing (2)            09/27/83   100% Leasehold Interest    Retail Center
  Shopping Center                                                     169,168 s.f.
  Montgomery, AL

(1) Property is held by a limited partnership in which the Registrant owns a 99% interest.

(2) Property was sold subsequent to December 31, 1999.

The Partnership had a 14.4% interest in the Princeton Meadows Golf Course ("Joint Venture") Joint Venture. On February 26, 1999, the Joint Venture sold its only investment property, Princeton Meadows Golf Course, to an unaffiliated third party (see "Note G" of the consolidated financial statements included in "Item 7. Financial Statements").

Schedule of Properties:

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                            Gross
                           Carrying   Accumulated                          Federal
Property                     Value    Depreciation    Rate     Method     Tax Basis
                                (in thousands)                         (in thousands)
Continuing Operations

Deer Creek Apartments       $12,305      $7,453     5-20 yrs    (1)        $ 4,505

Georgetown Apartments         7,555       5,674     5-20 yrs    (1)          1,052

Landmark Apartments          12,527       9,471     5-20 yrs    (1)          2,421
                             32,387      22,598                              7,978
Discontinued Operation
Atlanta Crossing

  Shopping Center             5,318       4,905     5-20 yrs    (1)          1,269
                            $37,705     $27,503                            $ 9,247

(1)   Straight line and accelerated.

See "Note A" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy and "Note M - Change in Accounting Principle".

Schedule of Property Indebtedness:

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                       Principal                                          Principal
                       Balance At                                          Balance
                      December 31,   Interest     Period     Maturity      Due At
     Property             1999         Rate      Amortized     Date     Maturity (2)
                     (in thousands)                                    (in thousands)

Deer Creek
  1st mortgage          $ 6,100        7.33%      30 yrs      11/2003      $ 5,779

Georgetown
  1st mortgage            5,175        7.83%     28.67 yrs    10/2003        4,806
  2nd mortgage              173        7.83%        (1)       10/2003          173

Landmark
  1st mortgage            6,391        7.33%      30 yrs      11/2003        6,054
                         17,839                                            $16,812

Less unamortized
  discount                  (55)
                        $17,784

(1)   Interest only payments.

(2) See "Item 7. Financial Statements - Note C" for information with respect to the Partnership's ability to prepay these loans and other specific details about the loans.

Rental Rates and Occupancy:

Average annual rental rate and occupancy for 1999 and 1998 for each property:

                                     Average Annual               Average Annual
                                       Rental Rate                   Occupancy
 Property                         1999            1998          1999         1998
 Continuing Operations
 Deer Creek Apartments         9,397/unit      8,920/unit        98%          97%
 Georgetown Apartments         7,775/unit      7,624/unit        96%          96%
 Landmark Apartments           8,518/unit      8,308/unit        92%          92%

 Discontinued Operation
 Atlanta Crossing

   Shopping Center (1)         $4.17/s.f.      $4.51/s.f.        57%          59%

(1) Bruno's, an anchor tenant, declared bankruptcy and vacated its space in Atlanta Crossing during February of 1998. This tenant was subleasing the space and the previous tenant is liable for, and the Partnership expects that it will continue to pay, its rental payments through the year 2007. Atlanta Crossing's average occupancy for 1999 and 1998 shown above represents the center's physical occupancy. Because the original tenant has continued making the rental payments, the center's economic average occupancy for the years ended December 31, 1999 and 1998 is 88% and 90%, respectively.

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

Schedule of Lease Expirations:

The following is a schedule of the commercial lease expirations for the years 2000-2009:

                            Number of                      Annual       % of Gross
    Atlanta Crossing       Expirations   Square Feet        Rent        Annual Rent
                                                       (in thousands)

      2000                      2            3,200            25           3.81%
      2001                     --               --            --              --
      2002                      3            9,282            89          13.48%
      2003                      3            8,812(1)        118          17.93%
      2004                      2           11,971(1)         77          11.66%
      2005                      1               --(1)         28           4.28%
      2006                      2           55,009           214          32.50%
      2007                      1           53,820            65           9.85%
      2008-2009                --               --            --              --

(1)   Includes a tenant  that holds a ground  lease and is not  included  in the
      total  square   footage  for  the  property  (See  "Note  I"  for  further information).

The following schedule reflects information on tenants occupying 10% or more of the leasable square feet for the commercial property:

             Nature of                            Annual Rent        Lease
              Business                Leased    Per Square Foot   Expiration

Atlanta Crossing Shopping Center
Grocery Store                         53,820         $1.21         03/05/07
Discount Store                        50,000          3.30         02/28/06

Schedule of Real Estate Taxes and Rates:

Real estate taxes and rates in 1999 for each property were:

                                    1999             1999
                                  Billing            Rate
                               (in thousands)
Continued Operations

Deer Creek Apartments              $ 285             2.67%
Georgetown Apartments                133*            9.40%
Landmark Apartments                  122             1.26%

Discontinued Operation
Atlanta Crossing
  Shopping Center                   $ 53             3.45%

*Amount per 1998 billings; tax bills for 1999 not yet received.

Capital Improvements:

Continuing Operations:

Deer Creek

During the year ended December 31, 1999, the Partnership spent approximately $521,000 on capital improvements consisting primarily of building improvements, parking lot improvements, air conditioning unit replacement, major landscaping, and interior improvements. These improvements were funded primarily from Partnership reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $86,400. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Georgetown

During the year ended December 31, 1999, the Partnership spent approximately $168,000 on capital improvements consisting primarily of carpet and vinyl replacement, window replacements, major landscaping, and appliances. These improvements were funded primarily from Partnership reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $60,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Landmark

During the year ended December 31, 1999, the Partnership spent approximately $371,000 on capital improvements consisting primarily of carpet and vinyl replacement, exterior painting, and structural improvements. These improvements were funded primarily from Partnership reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $87,600. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Discontinued Operation:

Atlanta Crossing

During the year ended December 31, 1999, the Partnership spent approximately $5,000 on capital improvements consisting primarily of tenant improvements. The property was sold subsequent to December 31, 1999.

Item 3.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Item 7. Financial Statements, Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

The unit holders of the Partnership did not vote on any matter during the quarter ended December 31, 1999.

                                     PART II

Item 5. Market for the Partnership's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, offered and sold 100,000 Limited Partnership Units aggregating $50,000,000. The Partnership currently has 2,043 holders of record owning an aggregate of 99,784 units. Affiliates of the Managing General Partner owned 48,624 units or 48.729% at December 31, 1999. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 1998 and 1999:

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
                                      (in thousands)
       01/01/98 - 12/31/98             $ 1,487 (1)            $14.75

       01/01/99 - 12/31/99             $ 2,200 (2)            $21.83

(1) Distribution was made from cash from operations. (See "Item 6" for further details).

(2) Consists of $700,000 of cash from operations paid in 1999 and consists of $1,074,000 of cash from operations and $426,000 of cash from the sale proceeds from the sale of Princeton Meadows Golf Course Joint Venture payable at December 31, 1999 (see "Item 6" for further details).

Future cash distributions will depend on the levels of cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit additional distributions to its partners in the year 2000 or subsequent periods.

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 48,624 limited partnership units in the Partnership representing 48.729% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

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

Results of Operations

The Partnership's net income for the year ended December 31, 1999, was approximately $1,098,000 compared to approximately $60,000 for the year ended December 31, 1998. (See "Note D" of the financial statements for a reconciliation of these amounts to the Registrant's federal taxable income.) The increase in net income for the year ended December 31, 1999 is due to an increase in total revenues, a decrease in total expenses and the increase in equity in income of the joint venture due to the sale of Princeton Meadows Golf Course as discussed below, which was partially offset by a decrease in income from discontinued operation. The Partnership had income from continuing operations of approximately $988,000 for the year ended December 31, 1999 as compared to a loss of approximately $111,000 for the year ended December 31, 1998. This increase in income is due to an increase in total revenues and a decrease in total expenses.

The increase in total revenues is due to an increase in rental income which was partially offset by a decrease in other income. The increase in rental income is the result of increased average rental rates at all of the Partnership's residential properties and increased occupancy at Deer Creek Apartments. The decrease in other income is primarily due to a decrease in interest income as a result of lower average cash balances in interest-bearing accounts.

Total expenses decreased for the year ended December 31, 1999 due to decreases in operating expense which was partially offset by an increase in general and administrative expenses. The decrease in operating expenses was primarily due to decreased spending on repairs and maintenance. These repairs were mostly related to a renovation project at Landmark Apartments which was completed during 1998. This renovation project included the correction of drainage problems and related foundation repairs along with exterior building repairs in order to improve the appearance of the property. In addition, insurance expense decreased due to the change of insurance carriers late in 1998. The Partnership recorded losses on disposal of property of approximately $35,000 and $157,000 for the years ended December 31, 1999 and 1998, respectively. These losses are included in operating expenses. Both the 1999 and 1998 losses resulted from the write-off of siding at Deer Creek Apartments. Both of these write-offs were the result of assets not being fully depreciated at the time of replacement. General and administrative expenses increased due to increased legal expenses due to the settlement of a lawsuit as disclosed in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1998 and an increase in a management fee accrued to the Managing General Partner based on a percentage of positive cash flow as allowed in the Partnership Agreement. These increases were partially offset by reduced expense reimbursements to the Managing General Partner. Included in general and administrative expenses at both December 31, 1999 and 1998, are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

In March 2000, Atlanta Crossing Shopping Center, located in Montgomery, Alabama, was sold to an unaffiliated party for $2,875,000. After payment of closing expenses, the net sales proceeds received by the Partnership were approximately $2,746,000. For financial statement purposes, the sale resulted in a gain of approximately $2,060,000, which was recognized in the first quarter of 2000.

Atlanta Crossing Shopping Center was the only commercial property owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of this property, the net assets of this property have been classified as "Investment in discontinued operation" as of December 31, 1999, on the balance sheet. The investment in discontinued operation on the balance sheet as of December 31, 1999 includes the investment property and the remaining receivables and payables of Atlanta Crossing Shopping Center. The results of the commercial segment have been shown as income from discontinued operation. Revenues of this property were approximately $563,000 and $803,000 for 1999 and 1998, respectively. Income from operations was approximately $111,000 and $171,000 for 1999 and 1998, respectively.

The Partnership had a 14.4% investment in Princeton Meadows Golf Course Joint Venture. On February 26, 1999, the Joint Venture sold the Princeton Meadows Golf Course to an unaffiliated third party for gross sale proceeds of $5,100,000. The Joint Venture received net proceeds of $3,411,000 after payment of closing costs, and repayment of the mortgage principal and accrued interest. The Joint Venture recorded a gain on sale of approximately $3,090,000 after the write-off of undepreciated fixed assets. For the year ended December 31, 1999 the Partnership realized equity in income of the Joint Venture of approximately $419,000, which included its equity in the gain on disposal of Princeton Meadows Golf Course of $445,000 and the equity in loss on operations of $26,000, as compared to equity in loss of the Joint Venture of approximately $2,000 for the year ended December 31, 1998.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner. The effect of the change in 1999 was to increase net income by approximately $182,000 ($1.80 per limited partnership unit). The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the Managing General Partner and affiliates.

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

Liquidity and Capital Resources

The Partnership had cash and cash equivalents of approximately $4,229,000 at December 31, 1999, compared to approximately $2,063,000 at December 31, 1998. The increase in cash and cash equivalents of approximately $2,166,000 since December 31, 1998, is due to approximately $2,988,000 of cash provided by operating activities and approximately $103,000 of cash provided by investing activities, which was partially offset by approximately $925,000 of cash used in financing activities. Cash provided by investing activities consisted of net withdrawals from escrow accounts maintained by the mortgage lenders, a distribution from the Joint Venture and repayment of an advance to the Joint Venture, which was partially offset by property improvements and replacements. Cash used in financing activities consisted of a distribution to the partners and, to a lesser extent, payments of principal made on the mortgages encumbering the Partnership's properties. The Partnership invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $234,000. Additional improvements may be considered and will depend on the physical condition of the properties as well as anticipated cash flow generated by the properties. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $17,784,000, net of discount, is amortized over periods ranging from 29 to 30 years with balloon payments due in 2003. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

During the year ended December 31, 1999, the Partnership made a distribution in the amount of $700,000 (approximately $693,000 to the limited partners or $6.95 per limited partnership unit) from operations. As of December 31, 1999, the Partnership declared a distribution of approximately $1,500,000 of which approximately $1,074,000 (approximately $1,063,000 to the limited partners or $10.65 per limited partnership unit) is from operations and approximately $426,000 (approximately $422,000 to the limited partners or $4.23 per limited partnership unit) is from proceeds from the sale of Princeton Meadows Golf Course Joint Venture. This distribution was paid in January 2000. During the year ended December 31, 1998, the Partnership made a distribution in the amount of $1,487,000 (approximately $1,472,000 to the limited partners or $14.75 per limited partnership unit) from operations. Future cash distributions will depend on the levels of cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit additional distributions to its partners during the year 2000 or subsequent periods.

Tender Offer

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 48,624 limited partnership units in the Partnership representing 48.729% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Year 2000 Compliance

General Description

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the Managing Agent's computer programs or hardware that had date-sensitive software or embedded chips might have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Computer Hardware, Software and Operating Equipment

In 1999, the Managing Agent completed all phases of its Year 2000 program by completing the replacement and repair of any hardware or software system or operating equipment that was not yet Year 2000 compliant. The Managing Agent's hardware and software systems and its operating equipment are now Year 2000 compliant. No material failure or erroneous results have occurred in the Managing Agent's computer applications related to the failure to reference the Year 2000 to date.

Third Parties

To date, the Managing Agent is not aware of any significant supplier or subcontractor (external agent) or financial institution of the Partnership that has a Year 2000 issue that would have a material impact on the Partnership's results of operations, liquidity or capital resources. However, the Managing Agent has no means of ensuring or determining the Year 2000 compliance of external agents. At this time, the Managing Agent does not believe that a Year 2000 issue of any non-compliant external agent will have a material impact on the Partnership's financial position or results of operations.

Costs

The total cost of the Managing Agent's Year 2000 project was approximately $3.2 million and was funded from operating cash flows.

Risks Associated with the Year 2000

The Managing Agent completed all necessary phases of its Year 2000 program in 1999, and did not experience system or equipment malfunctions related to a failure to reference the Year 2000. The Managing Agent or Partnership have not been materially adversely effected by disruptions in the economy generally resulting from the Year 2000 issue.

At this time, the Managing Agent does not believe that the Partnership's businesses, results of operations or financial condition will be materially adversely effected by the Year 2000 issue.

Contingency Plans Associated with the Year 2000

The Managing Agent has not had to implement contingency plans such as manual workarounds or selecting new relationships for its banking or elevator operation activities in order to avoid the Year 2000 issue.

Item 7.     Financial Statements

ANGELES INCOME PROPERTIES, LTD. II

LIST OF FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors

Consolidated Balance Sheet - December 31, 1999

Consolidated Statements of Operations - Years ended December 31, 1999 and 1998

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 1999 and 1998

Consolidated Statements of Cash Flows - Years ended December 31, 1999 and 1998

Notes to Consolidated Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors

The Partners
Angeles Income Properties, Ltd. II


We have audited the accompanying consolidated balance sheet of Angeles Income Properties, Ltd. II as of December 31, 1999, and the related consolidated statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Income Properties, Ltd. II at December 31, 1999, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

As discussed in Note M to the consolidated financial statements, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping effective January 1, 1999.

                                                            /s/ERNST & YOUNG LLP

Greenville, South Carolina
March 21, 2000

                         ANGELES INCOME PROPERTIES, LTD. II

                           CONSOLIDATED BALANCE SHEET

                          (in thousands, except unit data)

                                December 31, 1999

Assets
   Cash and cash equivalents                                                $  4,229
   Receivables and deposits                                                      342
   Restricted escrows                                                            315
   Other assets                                                                  350
   Investment in joint venture                                                     2
   Investment properties (Notes C and F):
      Land                                                    $ 1,984
      Buildings and related personal property                   30,403
                                                                32,387

      Less accumulated depreciation                            (22,598)        9,789
   Investment in discontinued operation (Note N)                                 833

                                                                            $ 15,860

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $   243
   Tenant security deposit liabilities                                           281
   Accrued property taxes                                                        140
   Other liabilities                                                             442
   Due to affiliates (Note E)                                                    228
   Distribution payable                                                        1,500
   Mortgage notes payable (Notes C and F)                                     17,784

Partners' Deficit
   General partners                                            $ (487)
   Limited partners (99,784 units issued and
      outstanding)                                              (4,271)       (4,758)

                                                                            $ 15,860

           See Accompanying Notes to Consolidated Financial Statements

                         ANGELES INCOME PROPERTIES, LTD. II

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                          (in thousands, except unit data)


                                                                     Years Ended
                                                                    December 31,

                                                               1999          1998
Revenues:                                                                 (restated)
  Rental income                                               $ 6,370      $ 6,170
  Other income                                                    397          472
      Total revenues                                            6,767        6,642

Expenses:
  Operating                                                     2,072        2,837
  General and administrative                                      532          344
  Depreciation                                                  1,616        1,601
  Interest                                                      1,439        1,439
  Property taxes                                                  539          530
      Total expenses                                            6,198        6,751

Income (loss) before equity in income (loss) of joint
  venture, extraordinary item, and discontinued operation         569         (109)

Equity in income (loss) of joint venture (Note G)                 419           (2)

Income (loss) form continuing operations                          988         (111)

Equity in extraordinary loss on early extinguishment of
  debt of joint venture (Note G)                                   (1)          --

Net income                                                    $ 1,098        $  60

Net income allocated to general partners (1%)                  $   11          $ 1

Net income allocated to limited partners (99%)                  1,087           59

                                                              $ 1,098        $  60
Per limited partnership unit:
  Income (loss) from continuing operations                    $  9.80       $ (1.10)
  Extraordinary item                                            (0.01)           --
  Income from discontinued operation                             1.10          1.69

Net income                                                    $ 10.89       $  0.59

Distributions per limited partnership unit                    $ 21.83      $  14.75

           See Accompanying Notes to Consolidated Financial Statements

                         ANGELES INCOME PROPERTIES, LTD. II

              CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                          (in thousands, except unit data)



                                        Limited
                                       Partnership    General    Limited
                                          Units       Partners   Partners     Total

Original capital contributions           100,000        $  1      $50,000    $50,001

Partners' deficit
   at December 31, 1997                   99,784      $ (462)     $(1,767)   $(2,229)

Distribution to partners                                  (15)     (1,472)    (1,487)

Net income for the year ended
   December 31, 1998                          --            1          59          60

Partners' deficit at
   December 31, 1998                      99,784         (476)     (3,180)     (3,656)

Distribution to partners                                  (22)     (2,178)     (2,200)

Net income for the year
   ended December 31, 1999                    --           11       1,087       1,098

Partners' deficit
   at December 31, 1999                   99,784       $ (487)    $(4,271)    $(4,758)

           See Accompanying Notes to Consolidated Financial Statements

                         ANGELES INCOME PROPERTIES, LTD. II

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (in thousands)

                                                              Years Ended December 31,
                                                                  1999        1998
Cash flows from operating activities:
  Net income                                                    $ 1,098       $   60
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation                                                   1,759        1,867
   Amortization of discounts, loan costs and lease
      commissions                                                    95           96
   Bad debt expense, net                                            119          117
   Equity in (income) loss of joint venture                        (419)           2
   Equity in extraordinary loss on early extinguishment of
     Debt of joint venture                                            1           --
   Loss on disposal of property                                      35          157
   Change in accounts:
      Receivables and deposits                                      185         (207)
      Other assets                                                 (197)         (45)
      Accounts payable                                              (31)         (46)
      Tenant security deposit liabilities                            20            8
      Accrued property taxes                                       (115)           1
      Due to affiliates                                             183           --
      Other liabilities                                             255           66
          Net cash provided by operating activities               2,988        2,076

Cash flows from investing activities:
  Property improvements and replacements                           (908)      (1,672)
  Net withdrawals from restricted escrows                           537          255
  Repayment of advances to joint venture                             46           --
  Distributions from joint venture                                  428           --
          Net cash provided by (used in) investing
            activities                                              103       (1,417)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (225)        (208)
  Distributions to partners                                        (700)      (1,487)
          Net cash used in financing activities                    (925)      (1,695)

Net increase (decrease) in cash and cash equivalents              2,166       (1,036)

Cash and cash equivalents at beginning of the year                2,063        3,099

Cash and cash equivalents at end of year                        $ 4,229      $ 2,063

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 1,344      $ 1,360

Supplemental disclosure of non-cash activity:
  Distribution payable                                          $ 1,500       $   --
  Property improvements and replcements included in
   accounts payable                                              $  157        $  --


          See Accompanying Notes to Consolidated Financial Statements

                         ANGELES INCOME PROPERTIES, LTD. II

                     Notes to Consolidated Financial Statements

                                December 31, 1999

Note A - Organization and Significant Accounting Policies

Organization: Angeles Income Properties, Ltd. II (the "Partnership" or "Registrant") is a California limited partnership organized on October 12, 1982 to acquire and operate residential and commercial real estate properties. The Partnership's managing general partner responsible for management of the Partnership's business, is Angeles Realty Corporation II ("ARC II"). ARC II was wholly-owned by MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"). Effective February 26, 1999, IPT was merged into Apartment Investment and Management Company ("AIMCO") (see "Note B - Transfer of Control"). Thus, the Managing General Partner is now wholly-owned by AIMCO. The Elliott Accommodation Trust and the Elliott Family Partnership, Ltd., California limited partnerships, were the non-managing general partners. Effective December 31, 1997 the Elliott Family Partnership, Ltd. acquired the Elliott Accommodation Trust's general partner interest in the Registrant. The Managing General Partner and the non-managing general partner are herein collectively referred to as the "General Partners". The directors and officers of the Managing General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2037 unless terminated prior to such date. The Partnership commenced operations on October 12, 1982. As of December 31, 1999, the Partnership operates three residential properties and one commercial property, which was sold subsequent to December 31, 1999, located in or near major urban areas in the United States.

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

Joint Venture: The Partnership accounted for its 14.4% investment in Princeton Meadows Joint Venture ("Joint Venture") using the equity method of accounting (see "Note G").

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

Upon the sale or other disposition, or refinancing, of any asset of the Partnership, the distributable net proceeds shall be distributed as follows:
First, to the partners in proportion to their interests until the limited partners have received proceeds equal to their original capital investment applicable to the property. Second, to the partners until the limited partners have received distributions from all sources equal to their 6% cumulative distribution; Third, to the Managing General Partners until it has received its brokerage compensation; Fourth, to the partners in proportion to their interests until the limited partners have received distributions from all sources equal to their additional 2% cumulative distribution; and thereafter, 85% to the limited partners and non-managing general partners in proportion to their interests and 15% ("Incentive Interest") to the Managing General Partner.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment and commercial properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 15 years for additions prior to March 16, 1984, 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Effective January 1, 1999 the Partnership changed its method of accounting to capitalize the costs of exterior painting and major landscaping (Note M).

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Tenant Security Deposits: The Partnership requires security deposits from all apartment lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates the apartment provided the tenant has not damaged the space and is current on rental payments.

Investment Properties: Investment properties consist of three apartment complexes and one commercial shopping center and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of investment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were necessary for the years ending December 31, 1999 or 1998.

Loan Costs: Loan costs, included in other assets on the consolidated balance sheet, of approximately $557,000 are being amortized on a straight-line basis over the lives of the related loans. Current accumulated amortization is approximately $293,000 and is also included in other assets on the consolidated balance sheet. Amortization of loan costs is included in interest expense in the accompanying consolidated statements of operations.

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

Restricted Escrows:

      Capital Improvement Reserves - At the time of the refinancing of Deer Creek and Landmark Apartments, $1,313,000 of the proceeds for Deer Creek Apartments and $150,000 of the proceeds for Landmark Apartments were designated for "Capital Improvement Escrows" for certain capital improvements. During 1999 all the required improvements were completed and the remaining funds were returned to the properties.

      Reserve Account - In addition to the Capital Improvement Reserves, general Reserve Accounts of $80,000 were established with the refinancing proceeds for the Georgetown Apartments. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out-of-pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership is required to deposit net operating income (as defined in the mortgage note) from the refinanced property to the reserve account until the reserve account equals a minimum of $200 and a maximum of $400 per apartment unit, for a total of approximately $40,000 to $80,000. At December 31, 1999, the balance was $47,000, which includes interest earned on these funds.

      Replacement Reserve - A replacement reserve account is maintained for Deer Creek Apartments and Landmark Apartments. Each property has a required monthly payment into its account to cover the costs of capital improvements and replacements. The balance of these accounts at December 31, 1999, is approximately $268,000 which includes interest.

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial report. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. (See "Note K" for detailed disclosures of the Partnership's segments).

Advertising: The Partnership expenses the cost of advertising as incurred. Advertising costs of approximately $59,000 and $58,000 for the years ended December 31, 1999 and 1998, respectively, were charged to operating expense as incurred.

Reclassifications: Certain reclassifications have been made to the 1998 balances to conform to the 1999 presentation.

Note B - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. ("Insignia") and IPT merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note C - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:

                           Principal     Monthly                            Principal
                          Balance At     Payment     Stated                  Balance
                         December 31,   Including   Interest   Maturity      Due At
Property                     1999       Interest      Rate       Date       Maturity
                              (in thousands)                             (in thousands)

Deer Creek Apartments
  1st mortgage              $ 6,100       $  43      7.33%     11/2003       $ 5,779

Georgetown Apartments
  1st mortgage                5,175          41      7.83%     10/2003         4,806
  2nd mortgage                  173           1      7.83%     10/2003           173

Landmark Apartments
  1st mortgage                6,391          45      7.33%     11/2003         6,054
                             17,839       $ 130                              $16,812
Less unamortized
  discounts                     (55)
                            $17,784

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

Scheduled principal payments of mortgage notes payable subsequent to December 31, 1999, are as follows (in thousands):

                                     2000      $   242
                                     2001          261
                                     2002          281
                                     2003       17,055
                                               $17,839

Note D - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                          1999          1998
Net income as reported                   $ 1,098        $  60
Add (deduct):
     Depreciation differences              1,161          999
     Unearned income                          58          (45)
     Accrued audit                            25           23
     Other                                  (168)         271

Federal taxable income                   $ 2,174      $ 1,308

Federal taxable income per limited
     partnership unit                    $ 21.47      $ 12.98


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net deficit as reported                  $(4,758)
Land and buildings                         4,074
Accumulated depreciation                  (5,029)
Syndication and distribution costs         6,148
Investment in Joint Venture                  197
Unearned income                              209
Distributions payable                      1,500
Other                                       (252)
Net assets - Federal tax basis           $ 2,089

Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Managing General Partner and affiliates during the years ended December 31, 1999 and 1998:

                                                              1999       1998
                                                              (in thousands)

   Property management fees (included in
     operating expenses)                                     $ 339      $ 350
   Partnership management fees (included in general and
     administrative expense) (1)                               228         45
   Reimbursement for services of affiliates (included in
     operating expense, general and administrative
     expense, and investment properties)                       262        264

(1) The Partnership Agreement provides for a fee equal to 10% of "net cash flow from operations", as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services.

During the years ended December 31, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates approximately $339,000 and $327,000 for the years ended December 31, 1999 and 1998, respectively. During the nine months ending September 30, 1998, affiliates of the Managing General Partner were entitled to varying percentages of gross receipts from the Registrant's commercial property for providing property management services. These services were performed by affiliates of the Managing General Partner during the nine months ending September 30, 1998 and were approximately $23,000. Effective October 1, 1998 (the effective date of the Insignia Merger), these services for the commercial property were provided by an unrelated party.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $262,000 and $264,000 for the years ended December 31, 1999 and 1998, respectively, including approximately $132,000 and $90,000, respectively, in construction oversight costs.

Additionally, the Partnership paid approximately $57,000 during the year ended December 31, 1998 to an affiliate of the Managing General Partner for lease commissions at the Partnership's commercial property. These lease commissions are included in investment in discontinued operation and are amortized over the terms of the respective leases.

Angeles Mortgage Investment Trust, ("AMIT"), a real estate investment trust, provided financing (the "AMIT Loan") to the Joint Venture (see "Note G"). Pursuant to a series of transactions, affiliates of the Managing General Partner acquired ownership interests in AMIT. On September 17, 1998, AMIT was merged with and into IPT, the entity which controlled the Managing General Partner. Effective February 26, 1999, IPT was merged into AIMCO. As a result, AIMCO became the holder of the AMIT loan. On February 26, 1999, Princeton Meadows Golf Course was sold to an unaffiliated third party. Upon closing, the AMIT principal balance of $1,567,000 plus accrued interest of approximately $17,000 was paid off.

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 48,624 limited partnership units in the Partnership representing 48.729% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Note F - Real Estate and Accumulated Depreciation

                                                   Initial Cost
                                                  To Partnership
                                                  (in thousands)
                                                          Buildings         Cost
                                                         and Related     Capitalized
                                                           Personal     Subsequent to
Description                 Encumbrances       Land        Property      Acquisition
                           (in thousands)                              (in thousands)
Continuing Operations

Deer Creek Apartments          $ 6,100         $ 953       $ 8,863         $ 2,489
Georgetown Apartments            5,348           294         6,545             716
Landmark Apartments              6,391           738         9,885           1,904

                                17,839         1,985        25,293           5,109
Discontinued Operation
Atlanta Crossing
  Shopping Center                   --           213         6,071            (966)

Totals                         $17,839        $ 2,198      $31,364         $ 4,143


                          Gross Amount At Which Carried
                              At December 31, 1999
                                 (in thousands)
                                  Buildings
                                 And Related
                                   Personal               Accumulated     Date    Depreciable
      Description         Land     Property     Total     Depreciation  Acquired  Life-Years
                                                         (in thousands)
Continuing Operations

Deer Creek               $  953    $11,352     $12,305      $ 7,453     09/28/83   5-20 yrs
Georgetown                  293      7,262       7,555        5,674     11/21/83   5-20 yrs
Landmark                    738     11,789      12,527        9,471     12/16/83   5-20 yrs

                          1,984     30,403      32,387       22,598
Discontinued Operation
Atlanta Crossing
  Shopping Center           213      5,105       5,318        4,905     09/27/83   5-20 yrs

Totals                   $2,197    $35,508     $37,705      $27,503


Reconciliation of "Investment Properties and Accumulated Depreciation":

                                                Years Ended December 31,
                                                  1999            1998
                                                     (in thousands)
Investment Properties
Balance at beginning of year                    $36,790          $35,800
    Property improvements                         1,065            1,617
    Write-offs due to replacements                 (150)            (627)
Balance at end of year                          $37,705          $36,790

Accumulated Depreciation
Balance at beginning of year                    $25,859          $24,462
    Additions charged to expense                  1,759            1,867
    Write-offs due to replacements                 (115)            (470)
Balance at end of year                          $27,503          $25,859

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1999 and 1998, is approximately $41,779,000 and $40,829,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1999 and 1998, is approximately $32,532,000 and $32,053,000.

Note G - Investment in Joint Venture

The Partnership had a 14.4% investment in Princeton Meadows Golf Course Joint Venture ("Joint Venture"). On February 26, 1999, the Joint Venture sold its only investment property, Princeton Meadows Golf Course, to an unaffiliated third party. The sale resulted in net proceeds of approximately $3,411,000 after payment of closing costs, and repayment of mortgage principal and accrued interest. The Joint Venture recorded a gain on sale of approximately $3,090,000 after the write-off of undepreciated fixed assets. In connection with the sale, a commission of approximately $153,000 was paid to the Joint Venture's managing general partner in accordance with the Joint Venture Agreement. The Partnership's 1999 pro-rata share of this gain is approximately $445,000 and its equity in loss on operations of the Joint Venture amounted to approximately $26,000. The Joint Venture also recognized an extraordinary loss on early extinguishment of debt of approximately $7,000 as a result of unamortized loan costs being written off. The Partnership's pro-rata share of this extraordinary loss is approximately $1,000.

Condensed balance sheet information of the Joint Venture at December 31, 1999, is as follows (in thousands):

Assets
Cash                                             $ 17
  Total                                          $ 17
Liabilities and Partners' Capital
Other liabilities                                $  7
Partners' capital                                  10
  Total                                          $ 17

The condensed statement of operations of the Joint Venture for the years ended December 31, 1999 and 1998, are summarized as follows (in thousands):

                                                    Years Ended
                                                   December 31,
                                                 1999        1998

Revenues                                         $  104     $ 1,667
Costs and expenses                                 (283)     (1,681)
Loss before gain on sale of
  investment property and extraordinary
  loss on extinguishment of debt                   (179)        (14)
Gain on sale of investment property               3,090          --
Extraordinary loss on extinguishment
  of debt                                            (7)         --
Net income (loss)                               $ 2,904      $ (14)

The Partnership recognized its 14.4% equity income of approximately $419,000 and equity loss of approximately $2,000 in the Joint Venture for the years ended December 31, 1999 and 1998, respectively. The Partnership also recognized an extraordinary loss on extinguishment of debt of $1,000 for the year ended December 31, 1999.

The Princeton Meadows Golf Course property had an underground fuel storage tank that was removed in 1992. This fuel storage tank caused contamination to the area. Management installed monitoring wells in the area where the tank was formerly buried. Some samples from these wells indicated lead and phosphorous readings that were higher than the range prescribed by the New Jersey Department of Environmental Protection ("DEP"). The Joint Venture notified the DEP of the findings when they were first discovered. However, the DEP did not give any directives as to corrective action until late 1995.

In November 1995, representatives of the Joint Venture and the New Jersey DEP met and developed a plan of action to clean-up the contamination site at Princeton Meadows Golf Course. The Joint Venture engaged an engineering firm to conduct consulting and compliance work and a second firm to perform the field work necessary for the clean-up. Field work commenced, with skimmers installed at three test wells on the site. These skimmers were in place to detect any residual fuel that may still be in the ground. Upon the sale of the Golf Course, as noted above, the Joint Venture was released from any further responsibility or liability with respect to the clean-up.

Note H - Operating Leases

Tenants of the commercial properties are responsible for their own utilities and maintenance of their space, and payment of their proportionate share of common area maintenance, utilities, insurance and real estate taxes. Tenants are generally not required to pay a security deposit. Bad debt expense has been within the Managing General Partner's expectations.

As of December 31, 1999, the Partnership had minimum future rentals under non-cancelable leases with terms ranging from twelve months to twenty years.

                                            (in thousands)
                              2000              $  667
                              2001                 653
                              2002                 601
                              2003                 467
                              2004                 430
                           Thereafter            1,072

                                                $3,890

Note I - Ground Lease

The Partnership assumed three operating leases in connection with the acquisition of a leasehold interest in the Atlanta Crossing Shopping Center. The aggregate annual lease expense for both of the years ended December 31, 1999 and 1998, was approximately $61,000. Such amounts are included in the statements of operations as income from discontinued operation. The terms of these leases provide for increases in rent every five years, based on the Consumer Price Index.

As of December 31, 1999, the aggregate minimum rental payments under the land leases were as follows:

                                            (in thousands)
                              2000                  61
                              2001                  61
                              2002                  61
                              2003                  61
                              2004                  61
                           Thereafter            1,098

                                                $1,403

Note J - Distributions

During the year ended December 31, 1999, the Partnership made a distribution in the amount of $700,000 (approximately $693,000 to the limited partners or $6.95 per limited partnership unit) from operations. As of December 31, 1999, the Partnership declared a distribution of approximately $1,500,000 of which approximately $1,074,000 (approximately $1,063,000 to the limited partners or $10.65 per limited partnership unit) is from operations and approximately $426,000 (approximately $422,000 to the limited partners or $4.23 per limited partnership unit) is from proceeds from the sale of Princeton Meadows Golf Course Joint Venture. The distribution was paid in January 2000. During the year ended December 31, 1998, the Partnership made a distribution in the amount of $1,487,000 (approximately $1,472,000 to the limited partners or $14.75 per limited partnership unit) from operations.

Note K - Segment Reporting

The Partnership had two reportable segments: residential properties and commercial properties. The Partnership's residential property segment consists of three apartment complexes in New Jersey, Indiana, and North Carolina. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. The commercial property segment consisted of a retail shopping center located in Montgomery, Alabama. This property leases space to a discount store, various specialty retail outlets, and several restaurants at terms ranging from 12 months to twenty years. The commercial property was sold subsequent to December 31, 1999 (see "Note N").

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those described in the summary of significant policies.

The Partnership's reportable segments are investment properties that offer different products and services. The reportable segments are each managed separately because they provide distinct services with different types of products and customers.

Segment information for the years 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segments.

   1999                               Residential     Commercial      Other     Totals
                                                    (discontinued)
   Rental income                        $ 6,370          $  --        $   --    $ 6,370
   Other income                             344             --            53        397
   Interest expense                       1,439             --            --      1,439
   Depreciation                           1,616             --            --      1,616
   General and administrative
     expense                                 --             --           532        532
   Equity in income of joint
     venture                                 --             --           419        419
   Equity in extraordinary loss on
     the early extinguishment of
     debt of joint venture                   --             --            (1)        (1)
   Income from discontinued

     operation                               --            111            --        111
   Segment profit (loss)                  1,048            111           (61)     1,098
   Total assets                          12,921            833         2,106     15,860
   Capital expenditures for
     investment properties                1,060              5            --      1,065



   1998                             Residential      Commercial      Other      Totals
                                                   (Discontinued)
   Rental income                      $ 6,170           $  --          $ --     $ 6,170
   Other income                           375              --            97         472
   Interest expense                     1,439              --            --       1,439
   Depreciation                         1,601              --            --       1,601
   General and administrative
     expense                               --              --           344         344
   Equity in loss of joint
     venture                               --              --            (2)         (2)
   Income from discontinued
     operation                             --             171            --         171
   Segment profit (loss)                  138             171          (249)         60
   Total assets                        13,091           1,111         1,015      15,217
   Capital expenditures for
     investment properties              1,537              80            --       1,617

Note L - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note M - Change in Accounting Principle

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner. The effect of the change in 1999 was to increase net income by approximately $182,000 ($1.80 per limited partnership unit). The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the Managing General Partner and affiliates.

Note N - Discontinued Operation

In March 2000, Atlanta Crossing Shopping center, located in Montgomery, Alabama, was sold to an unaffiliated party for $2,875,000. After payment of closing expenses, the net sales proceeds received by the Partnership were approximately $2,746,000. For financial statement purposes, the sale resulted in a gain of approximately $2,060,000, which was recognized in the first quarter of 2000. The sale transaction is summarized as follows (amounts in thousands):

           Net sales price, net of selling costs         $ 2,746
           Net real estate (1)                              (419)
           Net other assets                                 (267)
           Gain on sale of real estate                   $ 2,060

(1) Real estate at cost, net of accumulated depreciation of approximately $4,905,000.

Atlanta Crossing Shopping Center was the only commercial property owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of this property, the net assets of this property have been classified as "Investment in discontinued operation" as of December 31, 1999, on the balance sheet. The investment in discontinued operation on the balance sheet as of December 31, 1999 includes the investment property and the remaining receivables and payables of Atlanta Crossing Shopping Center. The results of the commercial segment have been shown as income from discontinued operation on the statement of operations. Revenues of this property were approximately $563,000 and $803,000 for 1999 and 1998, respectively. Income from operations was approximately $111,000 and $171,000 for 1999 and 1998, respectively.

Item 8. Changes in and Disagreements with Accountant on Accounting and Financial Disclosure

        None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The names of the directors and executive officers of Angeles Realty Corporation II ("ARC II" or Managing General Partner), the Managing General Partner of Angeles Income Properties, Ltd. II (the "Partnership" or "Registrant") as of
December 31, 1999, their ages and the nature of all positions with ARC II presently held by them are as follows:

       Name                  Age    Position

       Patrick J. Foye        42    Executive Vice President and Director

       Martha L. Long         40    Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the Managing General Partner and AIMCO since October 1998, as a result of the acquisition of Insignia Financial Group, Inc. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant under Rule 16a-3(e) during the Registrant's most recent fiscal year and Form 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, the Registrant is not aware of any director, officer, beneficial owner of more than ten percent of the units of limited partnership interest in the Registrant that failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

Item 10.    Executive Compensation

No remuneration was paid by the Partnership to any officer or director of the Managing General Partner during the year ended December 31, 1999.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 1999.

         Entity                             Number of Units    Percentage

         Cooper River Properties, LLC
          (an affiliate of AIMCO)                5,864           5.877%
         Insignia Properties LP
          (an affiliate of AIMCO)                3,990           3.998%
         Broad River Properties, LLC
          (an affiliate of AIMCO)                8,908           8.927%
         AIMCO Properties, LP
          (an affiliate of AIMCO)               29,862          29.927%

Cooper  River  Properties,   LLC,  Insignia   Properties  LP,  and  Broad  River
Properties, LLC are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties, LP is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado 80222.

The Partnership knows of no contractual arrangements, the operation of the terms of, which may at a subsequent date result in a change in control of the Partnership, except for: Article 12.1 of the Agreement, which provide that upon a vote of the limited partners holding more than 50% of the then outstanding limited partnership units the general partners may be expelled from the Partnership upon 90 days written notice. In the event that successor general partners have been elected by limited partners holding more than 50% of the then outstanding limited partnership Units and if said limited partners elect to continue the business of the Partnership, the Partnership is required to pay in cash to the expelled general partners an amount equal to the accrued and unpaid management fee described in Article 10 of the Agreement and to purchase the general partners' interest in the Partnership on the effective date of the expulsion, which shall be an amount equal to the difference between the balance of the general partners' capital account and the fair market value of the share of distributable net proceeds to which the general partners would be entitled. Such determination of the fair market value of the share of distributable net proceeds is defined in Article 12.2(b) of the Agreement.

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Managing General Partner and affiliates during the years ended December 31, 1999 and 1998:

                                                              1999       1998
                                                              (in thousands)

   Property management fees                                  $ 339      $ 350
   Partnership management fees (1)                             228         45
   Reimbursement for services of affiliates                    262        264

(1) The Partnership Agreement provides for a fee equal to 10% of "net cash flow from operations", as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services.

During the years ended December 31, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates approximately $339,000 and $327,000 for the years ended December 31, 1999 and 1998, respectively. During the nine months ending September 30, 1998, affiliates of the Managing General Partner were entitled to varying percentages of gross receipts from the Registrant's commercial property for providing property management services. These services were performed by affiliates of the Managing General Partner during the nine months ending September 30, 1998 and were approximately $23,000. Effective October 1, 1998 (the effective date of the Insignia Merger), these services for the commercial property were provided by an unrelated party.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $262,000 and $264,000 for the years ended December 31, 1999 and 1998, respectively, including approximately $132,000 and $90,000, respectively, in construction oversight costs

Additionally, the Partnership paid approximately $57,000 during the year ended December 31, 1998 to an affiliate of the Managing General Partner for lease commissions at the Partnership's commercial property. These lease commissions are included in investment in discontinued operations and are amortized over the terms of the respective leases.

Angeles Mortgage Investment Trust, ("AMIT"), a real estate investment trust, provided financing to the Princeton Meadows Golf Course Joint Venture ("Joint Venture") (see "Part II. Item 7. Financial Statements, Note G - Investment in Joint Venture"). Pursuant to a series of transactions, affiliates of the Managing General Partner acquired ownership interests in AMIT. On September 17, 1998, AMIT was merged with and into IPT, the entity which controlled the Managing General Partner.

Effective February 26, 1999, IPT was merged into AIMCO. As a result, AIMCO became the holder of the AMIT loan. On February 26, 1999, Princeton Meadows Golf Course was sold to an unaffiliated third party. Upon closing, the AMIT principal balance of $1,567,000 plus accrued interest of approximately $17,000 was paid off.

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 48,624 limited partnership units in the Partnership representing 48.729% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

                                     PART IV

Item 13.  Exhibits and Reports on Form 8-K

      (a) Exhibits:

          Exhibit 18, Independent Accountants' Preferability Letter for Change in Accounting Principle, is filed as an exhibit to this report.

          Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     (b)  Reports on Form 8-K filed in the fourth quarter of calendar year 1999:

          None.

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

                                    ANGELES INCOME PROPERTIES, LTD. II

                                    By:   Angeles Realty Corporation II
                                          Managing General Partner

                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President

                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President
                                          and Controller

                                    Date:


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

/s/Patrick J. Foye      Executive Vice President      Date:
Patrick J. Foye         and Director

/s/Martha L. Long       Senior Vice President         Date:
Martha L. Long          and Controller

                       ANGELES INCOME PROPERTIES, LTD. II

                                  EXHIBIT INDEX

Exhibit Number    Description of Exhibit

2.1 Agreement and Plan of Merger, dated as of October 1, 1998, by and between AIMCO and IPT incorporated by reference to Exhibit 2.1 filed with Registrant's Current Report on Form 8-K dated October 1, 1998.

3.1 Amendment Agreement of Limited Partnership of the Partnership dated October 12, 1982 filed in Form 10K dated November 30, 1983, incorporated herein by reference

3.2 Amended Agreement of Limited Partnership of the Partnership dated March 31, 1983 filed in the Prospectus, of the Partnership, as Exhibit A, dated March 31, 1983 incorporated herein by reference

10.1 Agreement of Purchase and of Real Property with Exhibits - Executive Plaza filed in Form 8K dated September 27, 1983, incorporated herein by reference

10.2 Agreement of Purchase and Sale of Real Property with Exhibits - Atlanta Crossing Shopping Center filed in Form 8K dated September 27, 1983, incorporated herein by reference

10.3 Agreement of Purchase and Sale of Real Property with Exhibits - Deer Creek Apartments filed in Form 8K dated September 28, 1983, incorporated herein by reference

10.4 Agreement of Purchase and Sale of Real Property with Exhibits - Georgetown Apartments filed in Form 8K dated November 21, 1983, incorporated herein by reference

10.5 Agreement of Purchase and Sale of Real Property with Exhibits - Landmark Apartments filed in Form 8K dated December 16, 1983, incorporated herein by reference

10.6 Multifamily Note - Deer Creek Apartments, dated June 11, 1986 filed in Form 10K dated February 25, 1987, incorporated herein by reference.

10.7 Multifamily Note - Georgetown Apartments, dated June 16, 1985, incorporated herein by reference

10.8 Additional Financing - Deer Creek Apartments, dated September 22, 1987. Funded November 1988 filed in Form 10K dated March 29, 1989, incorporated herein by reference

10.9 Additional Financing - Georgetown Apartments, dated September 22, 1989, incorporated herein by reference

10.10Purchase  and Sale  Agreement  with  Exhibits - dated July 26, 1991 between
     Princeton Golf Course Joint Venture and Lincoln Property Company No. 199 filed in Form 10-K dated March 27, 1992, incorporated herein by reference

10.11Princeton Golf Course Joint Venture  Agreement with Exhibits - dated August
     21, 1991 between the Partnership, Angeles Partners XI and Angeles Partners XII filed in Form 10-K dated March 27, 1992, incorporated herein by reference

10.12Stock  Purchase  Agreement  dated November 24, 1992 showing the purchase of
     100% of the outstanding stock of Angeles Realty Corporation II, a subsidiary of MAE GP Corporation, filed in Form 8-K dated December 31, 1993, which is incorporated herein by reference

10.13Deed in Lieu of  Foreclosure  between  Executive  Plaza,  L.P.  and Capshaw
     Investment Company, L.L.C. dated March 20, 1995, incorporated herein by reference

10.14Multifamily Note - Deercreek  Apartments between Angeles Income Properties,
     Ltd. II and Lehman Brothers Holdings, Inc. d/b/a Lehman Capital, a division of Lehman Brothers Holdings, Inc. dated November 1, 1996

10.15Multifamily Note - Landmark  Apartments  between Angeles Income Properties,
     Ltd. II and Lehman Brothers Holdings, Inc. d/b/a Lehman Capital, a division of Lehman Brothers Holdings, Inc. dated November 1, 1996

10.16Purchase  and  Sale  Contract  between  Registrant  and  Atlanta  Crossing,
     L.L.C., an Alabama limited liability company, dated October 25, 1999, is incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1999.

10.17Amendment  to Purchase and Sale  Contract  between  Registrant  and Atlanta
     Crossing, L.L.C., dated February 7, 2000, is incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1999.

10.18Second  Amendment  to Purchase and Sale  Contract  between  Registrant  and
     Atlanta Crossing, L.L.C., dated March 8, 2000, is incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1999.

16 Letter from the Registrant's former accountant regarding its concurrence with the statements made by the registrant is incorporated by reference to the Exhibit filed with Form 8-K dated September 1, 1993

18 Independent Accountants' Preferability Letter for Change in Accounting Principle.

27   Financial Data Schedule.

                                                                      Exhibit 18


February 7, 2000


Mr. Patrick J. Foye
Executive Vice President
Angeles Realty Corporation II
Managing General Partner of Angeles Income Properties, Ltd. II
55 Beattie Place
P.O. Box 1089
Greenville, South Carolina 29602

Dear Mr. Foye:

Note M of Notes to the Consolidated Financial Statements of Angeles Income Properties, Ltd. II included in its Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. You have advised us that you believe that the change is to a preferable method in your circumstances because it provides a better matching of expenses with the related benefit of the expenditures and is consistent with policies currently being used by your industry and conforms to the policies of the Managing General Partner.

There are no authoritative criteria for determining a preferable method based on the particular circumstances; however, we conclude that the change in the method of accounting for exterior painting and major landscaping is to an acceptable alternative method which, based on your business judgment to make this change for the reasons cited above, is preferable in your circumstances.

                                                               Very truly yours,
                                                            /s/Ernst & Young LLP

                                                                   Exhibit 10.16

                           PURCHASE AND SALE CONTRACT

                                 BY AND BETWEEN

                       Angeles Income Properties, Ltd. II

                                    AS SELLER

                                       AND

                             Atlanta Crossing L.L.C.

                                  AS PURCHASER

                        Atlanta Crossing Shopping Center

                               Montgomery, Alabama

                           PURCHASE AND SALE CONTRACT

      THIS PURCHASE AND SALE CONTRACT ("Purchase Contract") is entered into as of October 25, 1999 (the "Effective Date") by and between ANGELES INCOME PROPERTIES, LTD. II, a California limited partnership, having a principal address at c/o AIMCO, 1873 Bellaire Street, Suite 1700, Denver, Colorado 80222 ("Seller") and ATLANTA CROSSING L.L.C., an Alabama limited liability company, having a principal address at 2828 W. Edgemont Avenue, Montgomery, AL 36101 ("Purchaser").

     NOW, THEREFORE WITNESSETH: that for and in consideration of mutual covenants and agreements herein after set forth, Seller and Purchaser hereby agree as follows:

                                    RECITALS

R-1...Seller holds fee title to a portion, and leasehold title to the remaining portion of the real estate more particularly described in Exhibit A attached hereto and made a part hereof located in the Montgomery, Alabama on which improvements have been constructed.

R-2...The aforementioned leasehold interests were created pursuant to the following documents:

      (A) that Agreement of Lease dated as of August 29, 1997 by and between Wylie P. Johnson, Landlord, and Angeles Income Properties, Ltd. II, Tenant, recorded in the Office of the Judge of Probate of Montgomery County, Alabama in Real Property Book 1853, Page 394; and

      (B) that Assignment of Lease dated September 26, 1983, executed by East Commerce Development, Inc. and East Commerce Development Company, recorded in the Office of Judge of Probate of Montgomery County, Alabama in Real Property Book 630, Page 870, and corrected in Real Property Book, 643, Page 515, assigning interests created under that Agreement of Lease dated September 24, 1974, by and between Frances E. Raoul, Landlord, and East Commerce Development, Inc., Tenant, recorded in the Office of the Judge of Probate of Montgomery County, Alabama in Real Property Book 247, Page 157, as amended, including, but not limited to, the amendments created by the following documents: (i) that Agreement of Sublease dated March 1, 1976, by and between East Commerce Development, Inc., Tenant, and East Commerce Development Company, Subtenant, recorded in the Office of the Judge of Probate of Montgomery County, Alabama in Real Property Book 304, Page 962; (ii) that Amendment to Agreement of Lease dated November 21, 1979, by and between Frances E. Raoul, Landlord, and East Commerce Development, Inc., Tenant, recorded in the Office of the Judge of Probate of Montgomery County, Alabama in Real Property Book 468, Page 852; (iii) that Second Amendment to Agreement of Lease dated January 10, 1980, by and between Frances E. Raoul, Landlord, and East Commerce Development, Inc., Tenant, recorded in the Office of the Judge of Probate of Montgomery County, Alabama in Real Property Book 471, Page 969; (iv) that Amendment to Agreement of Lease dated January 10, 1980, by and between Frances E. Raoul, Landlord, East Commerce Development, Inc., Tenant, and East Commerce Development Company, Subtenant, recorded in Real Property Book 471, Page 975; (v) that Amendment to Agreement of Lease dated May 20, 1981, by and between Frances E. Raoul, Landlord, and East Commerce Development, Inc., Tenant, recorded in the Office of the Judge of Probate of Montgomery County, Alabama in Real Property Book 546, page 410; and

      (C) that Assignment of Lease dated September 26, 1983, executed by East Commerce Development, Inc. and East Commerce Development Company, recorded in the Office of Judge of Probate of Montgomery County, Alabama in Real Property Book 630, Page 870, and corrected in Real Property Book, 643, Page 515, assigning interests created under that Agreement of Lease dated September 24, 1974, by and between Robert L. Gunn and Stella E. Gunn, Landlord, and East Commerce Development, Inc., Tenant, recorded in the Office of the Judge of Probate of Montgomery County, Alabama in Real Property Book 247, Page 147, as amended, including, but not limited to, the amendments created by the following documents: (i) that Agreement of Sublease dated March 1, 1976, by and between East Commerce Development, Inc., Tenant, and East Commerce Development Company, Subtenant, recorded in the Office of the Judge of Probate of Montgomery County, Alabama in Real Property Book 304, Page 948; (ii) that Amendment to Agreement of Lease dated January 10, 1980 by and between Robert L. Gunn and wife, Stella E. Gunn, Landlord, and East Commerce Development, Inc., Tenant, recorded in the Office of the Judge of Probate of Montgomery County, Alabama in Real Property Book 471, Page 961

Collectively, the above documents are referred to as the "Ground Leases."

R-3...Purchaser desires to purchase and Seller has agreed to sell such land, improvements and certain associated property, defined below as the "Property", on the terms and conditions set forth below (which terms and conditions shall control in the event of any conflict with these Recitals), such that on the Closing Date, as defined in this Purchase Contract, the Property will be conveyed by limited warranty deed to Purchaser;

R-4...Purchaser has agreed to pay to Seller the Purchase Price for the Property, and Seller has agreed to sell the Property to Purchaser on the terms and conditions set forth below.

                                    ARTICLE 1

                                  DEFINED TERMS

1.1 Terms with initial capital letters in this Purchase Contract shall have the meanings set forth in this Article 1 below.

      1.1.1 "Business Day" means any day other than a Saturday or Sunday or federal holiday or legal holiday in the State of Alabama.

      1.1.2 "Closing" means the consummation of the purchase and sale and related transactions contemplated by this Purchase Contract in accordance with the terms and conditions of this Purchase Contract.

      1.1.3 "Closing Date" means November 30, 1999 (or such earlier date as Purchaser may designate in writing to Seller by at least 5 days' advance Notice), subject, however, to Seller's express rights of extension stated in this Purchase Contract, on which date the Closing of the conveyance of the Property shall be held under the terms and conditions of this Purchase Contract and on which date full payment of the Purchase Price for the Property shall have been paid to and received by Seller in immediately available U.S. funds.

      1.1.4 "Commercial Lease(s)" means the interest of Seller in and to all leases, subleases and other occupancy agreements (including any land leases or ground leases not otherwise included within the defined term "Ground Leases"), whether or not of record, which provide for the use or occupancy of space or facilities on or relating to the Property scheduled on Exhibit 1.1.4 attached hereto; provided, however, that the term "Commercial Leases" (i) shall also include any modifications to such leases after the Effective Date and any new leases entered into after the Effective Date (subject to the approval of Purchaser as provided in Section 6.1.5.1, which approval shall not be unreasonably withheld or delayed), and (ii) shall exclude any leases expiring or terminating pursuant to the terms and conditions thereof or terminated by Seller prior to the Closing Date upon default thereunder.

      1.1.5 "Purchase Contract" means this Purchase and Sale Purchase Contract by and between Seller and Purchaser.

      1.1.6 "Effective Date" means the date first set forth above, being the date in which Seller accepts this Purchase Contract by executing the same.

      1.1.7 "Fixtures and Tangible Personal Property" means all fixtures, furniture, furnishings, fittings, equipment, machinery, apparatus, appliances and other articles of personal property now located on the Land or in the Improvements as of the date of this Purchase Contract and used or usable in connection with any present or future occupation or operation of all or any part of the Property. The term "Fixtures and Tangible Personal Property" does not include (i) equipment leased by Seller and the interest of Seller in any equipment provided to the Property for use, but not owned or leased by Seller, or (ii) property owned or leased by Tenants and guests, employees or other persons furnishing goods or services to the Property or (iii) property and equipment owned by Seller, which in the ordinary course of business of the Property is not used exclusively for the business, operation or management of the Property or (iv) the property and equipment, if any, expressly identified in Exhibit 1.1.7.

      1.1.8 "Land" means all of that certain tract of land located in the County of Montgomery, State of Alabama, commonly known as the Atlanta Crossing Shopping Center, more particularly described in Exhibit A attached hereto and made a part hereof and all rights, privileges and appurtenances pertaining thereto.

      1.1.9 "Property" means the Land and Improvements and all rights of Seller relating to the Land and the Improvements, including without limitation, any rights, title and interest of Seller, if any, in and to (i) any strips and gores adjacent to the Land and any land lying in the bed of any street, road, or avenue opened or proposed, in front of or adjoining the Land, to the center line thereof; (ii) any unpaid award for any taking by condemnation or any damage to the Property by reason of a change of grade of any street or highway;
            (iii) any easements, rights, privileges, and appurtenances belonging or in any way appertaining to the Property; together with all Fixtures and Tangible Personal Property, the right, if any and only to the extent transferable (without consent being required or, if consent shall be required, if the required consent shall have been obtained), of Seller in and to Property Contracts, Commercial Leases, Permits (other than Excluded Permits), Miscellaneous Property Assets and Ground Leases.

      1.1.10"Property   Contracts"  means  all  purchase  orders,   maintenance,
            service, or utility contracts and similar contracts, which relate to the ownership, maintenance, construction or repair and/or operation of the Property scheduled on Exhibit 1.1.10 attached hereto, in any event excluding Commercial Leases and excluding the Management Contract.

      1.1.11 "Improvements" means all buildings and improvements located on the Land taken "as is".

      1.1.12"Management    Contract"    means   the   management   and   leasing
            arrangements, contractual or otherwise, between Seller and Insignia/ESG relating to the management and operation of the Property.

      1.1.13"Miscellaneous  Property Assets" means all contract rights,  leases, concessions, warranties, plans, drawings and other items of intangible personal property relating to the ownership or operation of the Property and owned by Seller which are located on the Property and used in its operation, excluding, however, (i) receivables, (ii) Property Contracts, (iii) Commercial Leases, (iv) Permits, (v) cash or other funds, whether in petty cash or house "banks," or on deposit in bank accounts or in transit for deposit,
            (vi) refunds, rebates or other claims, or any interest thereon, for periods or events occurring prior to the Closing Date, (vii) utility and similar deposits, (viii) insurance or other prepaid items, (ix) books and records, except to the extent that Seller receives a credit on the Closing Statement for any such item, and (x) Ground Leases.

      1.1.14"Permits" means all licenses and permits granted by governmental authorities having jurisdiction over the Property in respect of the matter to which the applicable license or permit applies and owned by Seller or used in or relating to the ownership, occupancy or operation of the Property or any part thereof not subject to a Commercial Lease other than those Permits which, under applicable law, are nontransferable and such other Permits as may be designated as Excluded Permits on Exhibit 1.1.14, if any, attached hereto.

      1.1.15"Permitted   Exceptions"   means  those   exceptions  or  conditions
            permitted to encumber the title to the Property in accordance with the provisions of Section 4.1.

      1.1.16 "Purchase Price" means the total consideration to be paid by Purchaser to Seller for the purchase of the Property.

      1.1.17   "Survey" shall have the meaning ascribed thereto in Section 4.10.

      1.1.18 "Tenant" means any person or entity entitled to occupy any portion of the Property under a Commercial Lease.

      1.1.19 "Title Commitment" or "Title Commitments" shall have the meaning ascribed thereto in Section 4.1.1.

      1.1.20  "Title Insurer" shall have the meaning set forth in Section 4.1.1.


                                    ARTICLE 2

                          PURCHASE AND SALE OF PROPERTY

2.1 Seller agrees to sell and convey the Property to Purchaser and Purchaser agrees to purchase the Property from Seller, in accordance with the terms and conditions set forth in this Purchase Contract.

                                    ARTICLE 3

                            PURCHASE PRICE & DEPOSIT

3.1 The total purchase price ("Purchase Price") for the Property shall be Three Million Three Hundred Thousand Dollars ($3,300,000.00) in cash, which shall be paid by Purchaser, as follows:

      3.1.1 On the Effective Date, Purchaser shall deliver to Fidelity National Title Insurance Company, 700 Louisiana, Suite 2600, Houston, Texas 77002 ("Escrow Agent") a deposit in the sum of Fifty-Thousand Dollars ($50,000.00) in cash, (such sum, together with any interest or earnings thereon, being hereinafter collectively referred to and held as the "Deposit"). Purchaser and Seller each approve the form of Escrow Agreement attached as Exhibit B and Purchaser agrees to sign the Escrow Agreement in such form and deliver a counterpart of the same to the Escrow Agent along with the Deposit and a counterpart of the same to Seller.

      3.1.2 The Escrow Agent shall hold the Deposit and make delivery of the Deposit to the party entitled thereto under the terms hereof. Escrow Agent shall invest the Deposit in such interest-bearing bank accounts, money market funds or accounts, bank certificates of deposit or bank repurchase agreements as Escrow Agent, in its discretion, deems suitable (provided that Escrow Agent shall invest the Deposit as jointly directed by Seller and Purchaser should Seller and Purchaser each in their respective sole discretion determine to issue such joint investment instructions to the Escrow Agent) and all interest and income thereon shall become part of the Deposit and shall be remitted to the party entitled to the Deposit, as set forth below.

      3.1.3 If the sale of the Property is closed by the date fixed therefor (or any extension date provided for by the mutual written consent of the parties hereto, given or withheld in their respective sole discretion), monies held as the Deposit shall be applied (and paid over to the Seller) on the Date of Closing and the Deposit shall be credited to the Purchase Price. If the sale of the Property is not closed by the date fixed therefor (or any such extension date) owing to failure of satisfaction of a condition precedent to Purchaser's obligations, the Deposit shall be returned and refunded to Purchaser, and neither party shall have any further liability hereunder.

      3.1.4.If the  sale  of  the  Property  is not  closed  by the  date  fixed therefor (or any such extension date) owing to failure of performance by Seller, Purchaser shall be entitled to the remedies set forth in ARTICLE 10 hereof. If the sale of the Property is not closed by the date fixed therefor (or any such extension date) owing to failure of performance by Purchaser, the Deposit shall be forfeited by Purchaser and the sum thereof shall go to Seller forthwith as liquidated damages for the lost opportunity costs and transaction expenses incurred by Seller, as more fully set forth in
            ARTICLE 10 below.

3.2 On the Closing Date, Purchaser shall pay Seller the amount of Three Million Three Hundred Thousand Dollars ($3,300,000.00), subject to credit and adjustment as provided herein, in cash or by wire-transfer of current funds through escrow pursuant to wire instructions provided by Seller.

                                    ARTICLE 4

                                      TITLE

4.1 Purchaser agrees to accept title to the Land and Improvements, so long as the same is insurable at ordinary rates, and any conveyance by limited warranty deed pursuant to this Purchase Contract shall be subject only to the following exceptions, all of which shall be deemed "Permitted Exceptions", and Purchaser agrees to accept the deed and title subject thereto:

      4.1.1 All exceptions shown in the Title Commitment issued by Fidelity National Title Insurance Company ("Title Insurer") on June 4, 1999, as revised on August 24, 1999, File No. 191492 ("Title Committment") (other than mechanics' liens arising out of work performed by or on behalf of Seller prior to Closing, taxes due and payable in respect of the period preceding Closing, and rights of parties in possession other than those claiming under the Commercial Leases and the Property Contracts as provided in Sections 4.1.2 and 4.1.3 hereof), including without limitation, the leasehold right of first refusal referenced in the Short Form Ground Sublease, between Seller as Landlord and IHOP Properties, Inc. as Tenant, dated July 23, 1998, recorded in the Office of the Judge of Probate of Montgomery County, Alabama in Real Property Book 1889, Page 180, and the purchase option and refusal option set forth in the Lease Agreement between East Commerce Development Company as Lessor and Union Bank & Trust Company as Lessee, dated January 4, 1977, recorded in the Office of the Judge of Probate of Montgomery County, Alabama in Real Property Book 356, Page 865, and any other exceptions noted on Exhibit B to the form of Limited Warranty Deed set forth as Exhibit 5.2.1.1 attached hereto; and

      4.1.2 The Ground Leases; and

      4.1.3 All Commercial Leases; and

      4.1.4 All Property Contracts (other than those contracts, if any, which are identified for termination by Purchaser on Exhibit 4.1.4 attached hereto); and

      4.1.5 Real estate taxes and other property taxes, special assessments and installments thereof, to the extent not due and payable prior to the Closing Date; and

      4.1.6 Such exceptions and matters as the Title Insurer shall be willing to omit as exceptions to coverage; and

      4.1.7 The existence of an error in the legal description in Warranty Deed dated September 26, 1983, recorded in the Office of the Judge of Probate of Montgomery County, Alabama in Real Property Book 630, Page 866, as re-recorded in the Office of the Judge of Probate of Montgomery County, Alabama in Real Property Book 631, Page 838, as corrected and again recorded in the Office of the Judge of Probate of Montgomery County, Alabama in Real Property Book 643, Page 510 , whereby each of said deeds included the following: "thence North 820 43' 45" East along Dalphon Road a distance of 33.22 feet . . .", wherein the correct distance indicated should have been 332.2 feet rather than 33.22 feet.

      4.1.8 Other defects and exceptions, if any, in addition to those referenced in Sections 4.1.1, 4.1.2, 4.1.3, 4.1.4, 4.1.5, 4.1.6 and
            4.1.7 which in the opinion of Purchaser do not materially and adversely affect the condition of title to the Property and its use as of the Effective Date.

4.2 The existence of other mortgages, liens, or encumbrances shall not be objections to title, provided that properly executed instruments in recordable form necessary to satisfy and remove the same of record are delivered to the Purchaser at Closing or, in the alternative, with respect to any mortgage or deed of trust liens, that payoff letters from the holder of the mortgage or deed of trust liens shall have been delivered to and accepted by the Title Insurer (sufficient to remove the same from, or insure over the same in, any policy to be issued at Closing pursuant to the Title Commitment), together in either case, with recording and/or filing fees.

4.3 Unpaid liens for taxes, charges, and assessments shall not be objections to title, but the amount thereof past due and payable plus interest and penalties thereon shall be deducted from the Purchase Price to be paid for the applicable Property hereunder and allowed to Purchaser, subject to the provisions for apportionment of taxes and charges contained herein.

4.4 Unpaid franchise or business corporation taxes of any corporations in the chain of title shall not be an objection to title, provided that the Title Insurer agrees to insure against collection out of the Property or otherwise against Purchaser or its affiliates, and provided further that the Title Insurer agrees to either omit from, or insure over in, the policy available to be issued at Closing pursuant to the Title Commitment if Purchaser requests, such taxes as exceptions to coverage with respect to any lender's mortgagee insurance policy.

4.5 If on the Closing Date there shall be conditional bills of sale or Uniform Commercial Code financing statements that were filed on a day more than Five (5) years prior to such Closing, and such financing statements have not been extended by the filing of UCC-3 continuation statements within the past Five (5) years prior to such Closing, such financing statements shall not be deemed to be an objection to title.

4.6 If, on the Closing Date, the state of title is other than in accordance with the Title Commitment and the requirements set forth in this Purchase Contract or if any condition to be fulfilled by Seller shall not be satisfied, Purchaser shall provide Seller with written Notice thereof at such time, or such title objection or unfulfilled condition shall be deemed waived by Purchaser (in which event, to the extent relating to the state of title, the waived objection shall become an additional "Permitted Exception" hereunder) and Purchaser and Seller shall proceed to consummate the Closing on the Closing Date. If Purchaser timely gives Seller such Notice, Seller, at its sole option and within Seven (7) calendar days following receipt of such Notice, may elect to cure such objection or unfulfilled condition no later than December 7, 1999. If Seller is able to cure such title objection or condition, or if Seller is able to cause the Title Insurer or other title insurance company to insure over the same by the Closing Date or any postponed Closing Date, or if Purchaser waives such objection or condition within such period for cure (in which event, to the extent relating to the state of title, the waived objection shall become an additional "Permitted Exception" hereunder), then the Closing shall take place on or before December 7, 1999.

4.7 If Seller is unable or unwilling, in its sole discretion or opinion, to eliminate such title objection or cause the Title Insurer or other title insurance company to insure over such matter or satisfy such unfulfilled condition, Seller shall give Purchaser written Notice thereof, and if Purchaser does not waive such objection by written Notice delivered to Seller and the Title Insurer on or before Seven (7) calendar days following the date Seller gives such Notice, then this Purchase Contract shall automatically terminate, in which event Purchaser shall release and quitclaim all of Purchaser's right and interest in such Property to Seller, and the parties hereto shall have no further obligations to each other.

4.8 Seller covenants that it will not voluntarily create or cause any lien or encumbrance (other than Commercial Leases and Property Contracts in the ordinary course of business) to attach to the Property between the Effective Date and the Closing Date; any such monetary lien or encumbrance so attaching by voluntary act of Seller shall be discharged by the Seller at or prior to Closing on the Closing Date or any postponed Closing Date. Except as expressly provided above, Seller shall not be required to undertake efforts to remove any other lien, encumbrance, security interest, exception, objection or other matter, to make any expenditure of money or institute litigation or any other judicial or administrative proceeding, and Seller may elect not to discharge the same. If Purchaser gives Seller Notice of objection to Seller's election not to discharge any matter identified in this Section 4.8 not later than ten (10) days after Seller shall so notify Purchaser that Seller does not elect to discharge such matter, this Purchase Contract shall terminate and be of no further force and effect, and Escrow Agent shall promptly return the Deposit to Purchaser, but otherwise and in all other respects Purchaser shall be deemed to have waived objections to the discharge of any matters identified in this Section 4.8 and any such matters shall become a Permitted Exception.

4.9 Anything to the contrary notwithstanding, Purchaser shall not have any right to terminate this Purchase Contract or object to any lien, encumbrance, exception or other matter that is a Permitted Exception or that has been waived or deemed to have been waived by Purchaser.

4.10 As of the Effective Date, Purchaser, at its expense, may cause to be prepared an American Land Title Association ("ATLA") ATLA/ACSM Land Title Survey for the Property ("Survey") to be delivered to Purchaser and Seller. The Survey (i) shall be prepared in accordance with and shall comply with the minimum requirements of the ALTA; (ii) shall be in a form, and shall be certified as of a date satisfactory to Title Insurer to enable Title Insurer to delete standard survey exceptions from the title insurance policy to be issued pursuant to the Title Commitments, except for any Permitted Exceptions; (iii) shall specifically show all improvements, recorded easements to the extent locatable, set back lines, and such other matters shown as exceptions by the Title Commitments; (iv) shall specifically show the right of way for all adjacent public streets;
      (v) shall specifically disclose whether (and, if so, what part of) any of the Property is in an area designated as requiring flood insurance under applicable federal laws regulating lenders; (vi) shall contain a perimeter legal description of the Property which may be used in the limited warranty deed, showing the separate tracts held in fee and by leasehold title (including the separate parcels subject to the Ground Leases); (vii) shall be certified to Purchaser, Seller and Title Insurer as being true and correct; (viii) shall certify that the legal description set forth therein describes the same, and comprises all of, the real estate comprising the Property to be purchased by Purchaser pursuant to the terms of this Purchase Contract; and (ix) shall state that the property shown is the same property described in the Warranty Deed dated September 26, 1983, recorded in the Office of the Judge of Probate of Montgomery County, Alabama in Real Property Book 630, Page 866, as re-recorded in the Office of the Judge of Probate of Montgomery County, Alabama in Real Property Book 631, Page 838, as corrected and again recorded in the Office of the Judge of Probate of Montgomery County, Alabama in Real Property Book 643, Page 510 . To the extent the perimeter legal description of the Property contained in the Survey differs from the legal descriptions contained in
      (i) the deed or deeds by which Seller took title to the Property, as corrected to remedy the error described in Section 4.1.7 and which is correctly set forth in the Title Commitment, and (ii) the Ground Leases, the legal descriptions contained in the deed (or deeds) and Ground Leases shall be used in the limited warranty deed delivered to Purchaser at Closing, and the Survey legal shall be used in a quitclaim deed to the Property executed by Seller which also shall be delivered to Purchaser at Closing.

      4.10.1Purchaser agrees to make payment in full of all costs of obtaining the Survey required by this Purchase Contract on or before Closing or termination of this Purchase Contract.

                                    ARTICLE 5

                                     CLOSING

5.1   Dates, Places Of Closing, Prorations, and Delinquent Rent.

      5.1.1 The Closing shall take place on the Closing Date, in the offices of the Title Insurer or its agent, Edward J. Azar, 260 Washington Avenue, Montgomery, Alabama 36197, or such other place as the parties shall mutually agree, at 11:00 a.m. Alabama Time on the Closing Date, subject, however, to Seller's express rights of extension stated in this Purchase Contract. The parties shall conduct closing through an escrow, whereby Seller, Purchaser and its attorneys need not be physically present at the Closing and may deliver documents by overnight air courier or other means.

      5.1.2 The Closing Date may be extended without penalty at the option of Seller to a date not later than December 7, 1999, to satisfy a condition to be satisfied by Seller, or such later date as is mutually acceptable to Seller and Buyer.

      5.1.3.All normal and  customarily  proratable  items,  including,  without limitation, Rents (as defined below), operating expenses, personal property taxes, other operating expenses and fees, shall be prorated as of the Closing Date, Seller being entitled to, or responsible for, and charged or credited for, as the case may be, all of same attributable to the period up to the Closing Date (and credited for any amounts paid by Seller attributable to the period on or after the Closing Date) and Purchaser being responsible for, and credited or charged, as the case may be, for all of same attributable to the period on and after the Closing Date; provided, however, that any sums owing in respect of base rent under the Commercial Leases and remaining more than 30 days past due and delinquent as of the Closing Date ("Delinquent Rent") shall not be reflected in an adjustment on the Closing Date but shall be collected and apportioned as set forth in Section 5.1.5 below. All unapplied deposits under Commercial Leases, if any, shall be transferred by Seller to Purchaser at the Closing, and Purchaser shall assume all liability for the same. Purchaser shall assume at Closing the obligation to pay any accrued but unpaid tenant improvement allowances and leasing commissions, together with any payments due parties to other agreements affecting the Property which survive Closing, to the extent such items are scheduled on Exhibit 1.1.4 or are hereafter approved in writing by Purchaser. Any real estate ad valorem or similar taxes for the Property, or any installment of assessments payable in installments which installment is payable in the year of Closing, shall be prorated to the date of Closing, based upon actual days involved. The proration of real property taxes or installments of assessments shall be based upon the assessed valuation and tax rate figures for the year in which the Closing occurs to the extent the same are available; provided, that in the event that actual figures (whether for the assessed value of the Property or for the tax rate) for the year of Closing are not available at the Closing Date, the proration shall be made using figures from the preceding year. For purposes of this Section 5.1.3., Section 5.1.4. and Section 5.1.5. the terms "Rent" and "Rents" shall include, without limitation, base rents, additional rents, tax payments, insurance payments, percentage rents, operating expense escalations or payments, and common area maintenance charges under the Commercial Leases. The provisions of this Section 5.1.3. shall survive the Closing and shall apply during the Proration Period (as defined below).

      5.1.4.If any  of the  items  subject  to  proration  hereunder  cannot  be prorated at the Closing because the information necessary to compute such proration is unavailable or incomplete, or if a period-end reconciliation is required under the relevant Commercial Lease or Ground Lease, or if any errors or omissions in computing prorations at the Closing are discovered subsequent to the Closing, or if any real estate ad valorem or similar taxes for the Property are reevaluated subsequent to the Closing, then such item shall be reapportioned and such errors, omissions and/or reevaluations corrected as soon as practicable after the Closing Date and the proper party reimbursed, which obligation shall survive the Closing for a period from the Closing Date until October 1, 2000 (the "Proration Period"). Neither party hereto shall have the right to require a recomputation of a Closing proration or a correction of an error or omission in a Closing proration unless within the Proration Period one of the parties hereto (i) has obtained the previously unavailable information, has completed the required reconciliation under the relevant Commercial Lease, or has discovered the error or omission, and (ii) has given Notice thereof to the other party together with a copy of its good faith recomputation of the proration and copies of all substantiating information used in such recomputation. In connection with the reconciliations subsequent to the Closing Date with respect to any annual, quarter-annual, monthly or other period during which the Closing shall occur, Seller shall provide Purchaser with tenant reconciliation information, including applicable invoices, receipts and other documentation backing up the tenant charges with respect to the period prior to the Closing Date, and Purchaser shall share with Seller similar information with respect to the period on and after the Closing Date; and Seller and Purchaser agree to cooperate in good faith in the computation, billing and collection and/or adjustments associated with such reconciliations.

      5.1.5.If on the Closing  Date any Tenant is more than 30 days past due and delinquent in any base rent payment under any Commercial Lease (the "Delinquent Rent"), any Delinquent Rent received by Purchaser and Seller from such Tenant after the Closing shall be applied to amounts due and payable by such Tenant during the following periods in the following order of priority: (i) first, to the period of time after the Closing Date, and (ii) second, to the period of time before the Closing Date. If Delinquent Rent or any portion thereof received by Seller or Purchaser after the Closing are due and payable to the other party by reason of this allocation, the appropriate sum, less a proportionate share of any reasonable attorneys' fees and costs and expenses expended in connection with the collection thereof, shall be promptly paid to the other party. After the Closing, Seller shall continue to have the right, but not the obligation, in its own name, to demand payment of and to collect Delinquent Rent owed to Seller by any Tenant, which right shall include, without limitation, the right to continue or commence legal actions or proceedings against any Tenant (provided, that Seller shall not commence any legal actions or proceedings against any Tenant which continues as a Tenant at the Property after Closing without the prior consent of Purchaser, which will not be unreasonably withheld or delayed), and the delivery of the Assignment as defined in Section 5.2.1.3 shall not constitute a waiver by Seller of such right. Purchaser agrees to cooperate with Seller at no cost or liability to Purchaser in connection with all efforts by Seller to collect such Delinquent Rent and to take reasonable steps, whether before or after the Closing Date, as may be necessary to carry out the intention of the foregoing, including, without limitation, the delivery to Seller, upon demand, of any relevant books and records (including, without limitation, rent statements, receipted bills and copies of tenant checks used in payment of such rent), the execution of any and all consents or other documents, and the undertaking of any act reasonably necessary for the collection of such Delinquent Rent by Seller; provided, however, that Purchaser's obligation to cooperate with Seller pursuant to this sentence shall not obligate Purchaser to terminate any Commercial Lease with an existing Tenant or evict any existing Tenant from the Property. The provisions of this Section 5.1.5. shall survive the Closing and shall apply during the Proration Period.

      5.1.6 All Ground Rents (as defined below) under the Ground Leases shall be prorated as of the Closing Date, Seller being responsible for, and charged or credited for, as the case may be, all of the same attributable to the period up to the Closing Date (and credited for any amounts paid by Seller attributable to the period on or after the Closing Date) and Purchaser being responsible for, and credited or charged, as the case may be, for all of same attributable to the period on and after the Closing Date (and charged for any amounts paid by Seller attributable to the period on or after the Closing
            Date). All of Seller's rights and interest in deposits under the Ground Leases, if any, shall be transferred by Seller to Purchaser at the Closing, and Purchaser shall be charged for the same at Closing. For the purposes of this Section 5.1.5, the terms "Ground Rent" and "Ground Rents" shall include, without limitation, base rents, additional rents, tax payments, percentage rents, operating expense escalations or payments, and common area maintenance charges under the Ground Leases. The provisions of this Section 5.1.5 shall survive the Closing and shall apply during the Proration Period.

      5.1.7 Purchaser shall pay all premiums, charges and costs associated with the Title Commitment and the Survey. In the event Purchaser elects to have a Standard Owner's Policy Title Policy (1992 ALTA Form B) issued for the Property in an amount equal to the Purchase Price ("Title Policy"), then Seller shall pay at Closing one-half (1/2) of the cost of the Title Policy and Purchaser shall pay the balance of the cost of the Title Policy, including the costs of extended coverage, endorsements or affirmative insurance.

      5.1.8 Purchaser and Seller shall split the escrow fee charged by the Escrow Agent incidental to the Closing, but otherwise Purchaser shall pay all recording fees, stamp taxes, deed taxes, intangibles taxes, documentary fees and other assessments, if any, attendant upon the transfer of the Property, including any fees associated with closing services described in Section 5.1.1.

5.2   Items To Be Delivered Prior To Or At Closing.

      5.2.1 Seller. At Closing, Seller shall deliver to Purchaser, each of the following items, as applicable:

            5.2.1.1 Limited warranty deed, with assignment of Ground Leases (the "Limited Warranty Deed" or "Deed" or "deed"), in the form attached as Exhibit 5.2.1.1 to Purchaser. The acceptance of the deed at Closing shall be deemed to be full performance of, and discharge of, every agreement and obligation on Seller's part to be performed under this Purchase Contract, except for those that this Purchase Contract specifically provides shall survive Closing.

            5.2.1.2 A Bill of Sale in the form attached as Exhibit 5.2.1.2, covering Fixtures and Tangible Personal Property required to be transferred to Purchaser with respect to such Property. Purchaser shall countersign the same so as to effect an assumption by Purchaser of liability therefor.

            5.2.1.3 An Assignment (to the extent assignable without required consents) without recourse or warranty in the form attached as Exhibit 5.2.1.3, of Seller's right, title and interest, if any, in and to the Permits (other than Excluded Permits), the Miscellaneous Property Assets the Property Contracts (except those excluded as listed on Exhibit 5.2.4) and the Commercial Leases, Permits (other than Excluded Permits). Purchaser shall countersign the same so as to effect an assumption by Purchaser of obligations thereunder and liability therefor.

            5.2.1.4  A closing statement executed by Seller.

            5.2.1.5 A vendor's affidavit or at Seller's option an indemnity, as applicable, in the customary form reasonably acceptable to Seller to enable Title Insurer to delete the standard exceptions for mechanic liens relating to work performed by or on behalf of Seller prior to Closing and for rights of parties in possession, other than under the Commercial Leases and the Property Contracts (except those excluded as listed on Exhibit 4.1.4); provided that such affidavit does not subject Seller to any greater liability, or impose any additional obligations, other than as set forth in this Purchase Contract.

            5.2.1.6  A certification of Seller's  non-foreign status pursuant to
                     Section 1445 of the Internal Revenue Code of 1986, as amended, in the form attached as Exhibit 5.2.1.6.

            5.2.1.7 Tenant Estoppel Certificates, in substantially the form attached as Exhibit 5.2.1.7, from (i) seventy-five percent (75%) of the total number of Tenants under the Commercial Leases, and (ii) all Tenants under the Commercial Leases leasing five thousand (5,000) square feet of space or more, such certificates to be dated no earlier than thirty (30) days prior to the Effective Date; provided, however, that in the event that Seller fails to obtain any Tenant Estoppel Certificates as provided herein, in lieu thereof Seller shall deliver to Purchaser at Closing an affidavit in substantially the form of Exhibit 5.2.1.7, certifying the accuracy of the information contained in such Tenant Estoppel Certificates not received from Tenants of the Property.

            5.2.1.8  The Commercial Leases of the Property.

            5.2.1.9 The Property Contracts (excepting those excluded as listed on Exhibit 4.1.4) pertaining to the Property.

            5.2.1.10 A certificate  of Seller  certifying the accuracy of a rent roll updating the information set forth on Exhibit 1.1.4, further certifying that the Commercial Leases and those Property Contracts delivered to Purchaser at Closing are true and complete, and further certifying that there have been no material and adverse changes to the Commercial Leases or those Property Contracts delivered to Purchaser at Closing since the Effective Date, either voluntarily made or expressly consented to by Seller, unless with the written consent of Purchaser (excluding, in any event, the exercise of any rights pursuant to the terms of the Commercial Leases or those Property Contracts, including, without limitation, rights of termination, extension, etc., which shall be permissible without the written consent of Purchaser).

            5.2.1.11 Evidence of termination of the Management Contract.

            5.2.1.12 Such other instruments,  documents or certificates, if any, as are required to be delivered by Seller to Purchaser in accordance with any other provision of this Purchase Contract.

5.2.2 Purchaser. At Closing, Purchaser shall deliver to Seller the following items:

            5.2.2.1 The full Purchase Price as required by ARTICLE 3 hereof plus or minus the adjustments or prorations required by this Purchase Contract. If at Closing there are any liens or encumbrances on the Property that Seller is obligated or elects to pay and discharge, Seller may use any portion of the Purchase Price for the Property(s) to satisfy the same out of the escrow at Closing, provided that Seller shall have delivered such instruments in recordable form sufficient to satisfy such liens and encumbrances of record (or, as to any mortgages or deeds of trust, appropriate payoff letters as shall be sufficient to satisfy the reasonable requirements of the Title Insurer for deletion or affirmative insurance over the same in connection with the issuance of any policy pursuant to the Title Commitment), together with the cost of recording or filing such instruments. The existence of any such liens or encumbrances shall not be deemed objections to title if Seller shall comply with the foregoing requirements.

            5.2.2.2  A closing statement executed by Purchaser.

            5.2.2.3 A countersigned counterpart of the Bill of Sale in the form attached as Exhibit 5.2.1.2.

            5.2.2.4 A countersigned counterpart of the Assignment in the form attached as Exhibit 5.2.1.3.

            5.2.2.5 A countersigned counterpart of the limited warranty deed, with assignment of ground leases, in the form attached as
                     Exhibit 5.2.1.1.

            5.2.2.6 Such other instruments, documents or certificates as are required to be delivered by Purchaser to Seller in accordance with any of the other provisions of this Purchase Contract.

                                    ARTICLE 6

         REPRESENTATIONS, WARRANTIES AND COVENANTS OF SELLER AND PURCHASER

6.1   Representations And Warranties Of Seller.

      6.1.1 For the purpose of inducing Purchaser to enter into this Purchase Contract and to consummate the sale and purchase of the Property in accordance herewith, Seller represents and warrants to Purchaser the following, subject (as appropriate) to the conditions set forth in
            Section 8.2, as of the Effective Date:

            6.1.1.1 Seller is lawfully and duly organized, and in good standing under the laws of the state of its formation set forth in the initial paragraph of this Purchase Contract; and has the power and authority to sell and convey the Property and will be empowered and authorized to execute the documents to be executed by Seller at Closing, and has taken as of the Effective Date or will have taken by the Closing Date, as applicable, all corporate, partnership, limited liability company or equivalent entity actions required for the execution and delivery of this Purchase Contract, and the consummation of the transactions contemplated by this Purchase Contract. The compliance with or fulfillment of the terms and conditions hereof will not conflict with, or result in a breach of, the terms, conditions or provisions of, or constitute a default under, any Purchase Contract to which Seller is a party or by which Seller is otherwise bound. Seller has not made any other Purchase Contract for the sale of, or given any other person the right to purchase, all or any part of any of the Property;

            6.1.1.2 Seller owns insurable fee or leasehold title to the Property, including all real property contained therein required to be sold to Purchaser, subject only to the Permitted Exceptions;

            6.1.1.3 There are no adverse or other parties in possession of the Property, except for occupants, guests and tenants under the Commercial Leases and the Property Contracts or otherwise as set forth in Exhibit 6.1.1.3;

            6.1.1.4 Other than any consents, waivers and/or releases which may be required in connection with the Ground Leases, the joinder of no person or entity other than Seller is necessary to convey the Property fully and completely to Purchaser at Closing, or to fulfill Seller's obligations, and Seller has all necessary right and authority to convey and assign to Purchaser all contract rights and warranties required to be conveyed and assigned to Purchaser hereunder;

            6.1.1.5 Purchaser has no duty to collect withholding taxes for Seller pursuant to the Foreign Investors Real Property Tax Act of 1980, as amended;

            6.1.1.6 To Seller's knowledge, there are no actions, proceedings, litigation or governmental investigations or condemnation actions either pending or threatened against the Property or against Seller which will, if successful, result in a lien against the Property, as applicable;

            6.1.1.7 To Seller's knowledge, there are no claims for labor performed, materials furnished or services rendered in connection with constructing, improving or repairing any of the Property, as applicable, caused by Seller and which remain unpaid beyond the date for which payment was due and in respect of which liens may or could be filed against any of the Property, as applicable;

            6.1.1.8 To Seller's knowledge, the copies of the Commercial Leases delivered to Purchaser on or about the Effective Date are correct and complete copies thereof, and except as expressly provided in such Commercial Leases or noted on
                     Exhibit 1.1.4, no such tenants are entitled to any unpaid allowances for repairs or improvements and there are no leasing commissions accrued or unpaid.

            6.1.1.9 Seller has not dealt with any broker, finder or any other person, in connection with the sale of or the negotiation of the sale of the Property that might give rise to any claim for commission against Purchaser or lien or claim against the Property, except Broker (as such term is defined in Section 8.1).

            6.1.1.10 To Seller's knowledge,  Seller has not received from any governmental body having authority any written order, citation or notice with regard to air emissions, water discharges, noise emissions or Hazardous Substances (as hereinafter defined). For purposes of this Section 6.1.1.10, "Hazardous ---------------- Substances" shall mean "toxic substances," "toxic materials," "hazardous waste," "hazardous substances," "pollutants," or "contaminants" as those terms are defined in the Resource, Conservation and Recovery Act of 1976, as amended (42 U.S.C.ss. 6901 et. seq.), the Comprehensive Environmental Response -- --- Compensation and Liability Act of 1980, as amended (42 U.S.C. ss. 9601 et. seq.), the Hazardous Materials Transportation Act, -- --- as amended (49 U.S.C.ss.1801 et. seq.), the Toxic Substances -- --- Control Act of 1976, as amended (15 U.S.C.ss.2601 et. seq.), -- --- the Clean Air Act, as amended (42 U.S.C.ss.1251 et. seq.) and -- --- any other federal, state or local law, statute, ordinance, rule, regulation or code relating to health, safety or the environment; asbestos or asbestos-containing materials; lead or lead-containing materials; oils; petroleum-derived compounds; pesticides; or polychlorinated biphenyls.

            6.1.1.11 To  Seller's  knowledge,  Seller  has  received  no written notice of a violation of (or outstanding obligation pertaining to) any zoning, building, health, fire, environmental, safety or similar law or ordinance, order or regulation, or of any certificate of occupancy issued or to be issued for the Property, or written notice of violation of any rights, ordinances, orders, regulations or requirements affecting any portion of the Property.

      6.1.2 Except for the representations and warranties expressly set forth above in Section 6.1.1 or in the instruments delivered by Seller at Closing pursuant to Section 5.2.1, the Property is expressly purchased and sold "AS IS," "WHERE IS," and "WITH ALL FAULTS." The Purchase Price and the terms and conditions set forth herein are the result of arm's-length bargaining between entities familiar with transactions of this kind, and said price, terms and conditions reflect the fact that Purchaser shall have the benefit of, and is relying upon, no information provided by Seller and no statements, representations or warranties, express or implied, made by or enforceable directly against Seller, including, without limitation, any relating to the value of the Property, the physical or environmental condition of the Property, the suitability of the Property, compliance or lack of compliance of the Property with any federal, state, county or local law, ordinance, order, permit, or regulation, or any other attribute or matter of or relating to the Property (other than any covenants of title contained in the deeds conveying the Property and the representations set forth above). Purchaser represents and warrants that as of the Closing Date, it shall have reviewed and conducted such independent analyses, studies, reports, investigations and inspections as they deem appropriate in connection with the Property. If Seller provides or has provided any documents, opinions or work product of consultants, surveyors, architects, engineers, title companies, governmental authorities or any other person or entity with respect to the Property, Purchaser and Seller agree that Seller has done so or shall do so only for the convenience of both parties, Purchaser shall not rely thereon and the reliance by Purchaser upon any such documents, opinions or work product shall not create or give rise to any liability of or against Seller, Seller's partners or affiliates or any of their respective partners, officers, directors, participants, employees, contractors, attorneys, consultants,
            representatives,       agents,      successors,      assigns      or
            predecessors-in-interest. Except for the specific warranty of title set forth in the deed delivered at Closing pursuant to Section 5.2.1.1, Purchaser shall rely only upon any title insurance obtained by Purchaser with respect to title to the Property. Except for the specific representations and warranties expressly set forth in
            Section 6.1.1 or in the instruments delivered by Seller at Closing pursuant to Section 5.2.1, Purchaser acknowledges and agrees that no representation has been made and no responsibility is assumed by Seller with respect to current and future applicable zoning or building code requirements or the compliance of the Property with any other laws, rules, ordinances or regulations, the financial earning capacity or expense history of the Property, the continuation of contracts, continued occupancy levels of the Property, or any part thereof, or the continued occupancy by tenants of any Commercial Leases or, without limiting any of the foregoing, occupancy at Closing. Prior to Closing, Seller shall have the right, but not the obligation, to enforce its rights against any and all Property occupants, guests or tenants. Purchaser agrees that the departure, prior to Closing, of any of such guests, occupants or tenants shall not be the basis for, nor shall it give rise to, any claim on the part of Purchaser, nor shall it affect the obligations of Purchaser under this Purchase Contract in any manner whatsoever; and Purchaser shall close title and accept delivery of the deed with or without such tenants in possession and without any allowance or reduction in the Purchase Price under this Purchase Contract.
            Purchaser hereby releases Seller from any and all claims and liabilities relating to the foregoing matters, except as provided in
            Section 6.1.3 below.

      6.1.3 Seller and Purchaser agree that those  representations  contained in
            Section 6.1.1 shall survive Closing for a period of One (1) year (that is, any proceeding based on the breach of a representation contained in Section 6.1.1 that survives Closing must be commenced within One (1) year subsequent to the date of such representation), except for the representations contained in Sections 6.1.1.2, 6.1.1.3, 6.1.1.7 and 6.1.1.8, which shall not survive the Closing but shall be merged into the deed, the assignment, the vendor's affidavit or indemnity, and the Tenant Estoppel Certificates or affidavit delivered at Closing pursuant to Sections 5.2.1.1, 5.2.1.3, 5.2.1.5, and 5.2.1.7. In the event that Seller breaches any representation contained in Section 6.1.1 and Purchaser has knowledge of such breach, however, Purchaser shall be deemed to have waived any right of recovery and Seller shall not have any liability in connection therewith.

      6.1.4 Any statement contained in the representations and warranties in this Section 6.1 and made to the "knowledge" of Seller shall mean ONLY the actual knowledge of Seller based upon the information communicated to Seller by a representative of the management company managing the Property as of the date of this Purchase Contract, in a certification addressed to Purchaser and Seller and dated as of the Effective Date, a copy of which has been furnished to Purchaser on or prior to the Effective Date; and otherwise any reference to the "knowledge" of Seller shall not be deemed to imply any duty of investigation or inquiry by Seller, and shall not be construed to include the knowledge of any member, partner, officer, director, agent, employee or representative of the Seller or any affiliate of the Seller, imputed to Seller or constructively attributed to Seller.

      6.1.5 Covenants of Seller

               6.1.5.1 Seller shall not, without the consent of Purchaser (which consent will not be unreasonably withheld), enter into any new commercial leases or property contracts affecting the Property, or terminate or agree to terminate any Commercial Leases. For purposes of this
                        Section  6.1.5.1,  Purchaser's  failure  to  respond  to
                        Seller's written request for consent within five (5) business days shall be deemed consent on the part of the Purchaser. All new leases or contracts entered into in accordance with the provisions of this Section 6.1.5.1 shall be deemed "Commercial Leases" and "Property Contracts", respectively, as defined herein. Seller shall provide Purchaser with copies of any Commercial Leases and Property Contracts entered into or modified after the Effective Date.

6.2   Representations And Warranties Of Purchaser

      6.2.1 For the purpose of inducing Seller to enter into this Purchase Contract and to consummate the sale and purchase of the Property in accordance herewith, Purchaser represents and warrants to Seller the following as of the Effective Date and as of the Closing Date:

      6.2.2 With respect to Purchaser and its business, Purchaser represents and warrants, in particular, that:

            6.2.2.1 Atlanta Crossing L.L.C. is a limited liability company, validly existing and in good standing under the laws of the State of Alabama.

            6.2.2.2 Purchaser, acting through any of its duly empowered and authorized officers, partners, managers or members, has all necessary power and authority to own and use its properties and to transact the business in which it is engaged, and has full power and authority to enter into this Purchase Contract and will be empowered and authorized, to execute and deliver the documents and instruments required of Purchaser herein, and to perform its obligations hereunder; and no consent of any other party or person is required to so empower or authorize Purchaser.

            6.2.2.3 No pending or, to the knowledge of Purchaser, threatened litigation exists which if determined adversely would restrain the consummation of the transactions contemplated by this Purchase Contract or would declare illegal, invalid or non-binding any of Purchaser's obligations or covenants to Seller.

            6.2.2.4 Purchaser is duly authorized to execute and deliver, acting through its duly empowered and authorized officers, managers, partners and members, respectively, and perform this Purchase Contract and all documents and instruments and transactions contemplated hereby or incidental hereto, and such execution, delivery and performance by Purchaser do not (i) violate any of the provisions of its respective certificates of incorporation, bylaws, partnership agreements or articles of association, (ii) violate any provision of any law, governmental rule or regulation currently in effect, (iii) violate any judgment, decree, writ, injunction, award, determination or order currently in effect that name or is specifically directed at one or both Purchaser or its property, and (iv) require the consent, approval, order or authorization of, or any filing with or notice to, any court or other governmental authority.

            6.2.2.5 The joinder of no person or entity other than Purchaser is necessary to consummate the transactions to be performed by Purchaser and Purchaser has all necessary right and authority to perform such acts as are required and contemplated by this Purchase Contract.

      6.2.3 Purchaser has not dealt with any broker, finder or any other person, in connection with the purchase of or the negotiation of the purchase of the Property that might give rise to any claim for commission against Seller or lien or claim against the Property, except Broker (as such term is defined in Section 8.1).

                                    ARTICLE 7

                         CONDITIONS PRECEDENT TO CLOSING

7.1 Purchaser's obligation to close under this Purchase Contract, shall be subject to and conditioned upon the fulfillment of each and all of the following conditions precedent:

      7.1.1 All of the documents required to be delivered by Seller to Purchaser at Closing pursuant to the terms and conditions hereof shall have been delivered and shall be in form and substance reasonably satisfactory to Purchaser;

     7.1.2Each of the representations and warranties of Seller contained herein shall be true in all material respects as of the Closing Date;

      7.1.3 Seller shall have complied with, fulfilled and performed in all material respects each of the covenants, terms and conditions to be complied with, fulfilled or performed by Seller hereunder;

      7.1.4 Purchaser shall have received, within seven (7) days prior to the Closing Date, pursuant to Section 5.2.1.7, Tenant Estoppel Certificates in substantially the form set forth in Exhibit 5.2.1.7 (subject to modifications included by the Tenants or modifications consistent with the requirements of the Commercial Leases) from Tenants of the Property, or in lieu thereof with respect to any Tenant for which a Tenant Estoppel Certificate shall not be so delivered, the affidavit of Seller described in Section 5.2.1.7, to be delivered on the Closing Date.

      7.1.5 Seller shall have obtained any necessary consents or approvals required under the Ground Leases to convey the Property.

      7.1.6 Notwithstanding anything to the contrary, there are no other conditions on Purchaser's obligation to Close except as expressly set forth in this Purchase Contract.

7.2 Without limiting any of the rights of Seller elsewhere provided for in this Purchase Contract, Seller's obligation to close with respect to conveyance of the Property under this Purchase Contract shall be subject to and conditioned upon the fulfillment of each and all of the following conditions precedent:

      7.2.1 Purchaser's representations and warranties set forth in this Purchase Contract shall have been true and correct in all material respects when made, and shall be true and correct in all material respects as of the Closing Date as though such representations and warranties were made at and as of such date and time.

      7.2.2 Purchaser   shall  have  fully   performed  and  complied  with  all
            covenants, conditions, and other obligations in this Purchase Contract to be performed or complied with by them at or prior to Closing including, without limitation, payment in full of the Purchase Price.

      7.2.4 Purchaser shall have produced evidence reasonably satisfactory to Seller of Purchaser's compliance with Hart-Scott-Rodino Act requirements or of the non-applicability thereof to the transactions contemplated by this Purchase Contract.

      7.2.4 Seller shall have obtained any necessary consents or approvals required under the Ground Leases to convey the Property.

      7.2.5 Prior to the Closing Date, Seller shall have obtained, at no cost to or obligation of the parties, from the lessee (or its successors or assigns), under the Lease Agreement between East Commerce Development Company, Lessor, and Union Bank & Trust Company, Lessee, dated January 4, 1977, recorded in the Office of the Judge of Probate of Montgomery County, Alabama in Real Property Book 356, Page 865, a written waiver and/or release of any purchase option or right of first refusal of such lessee affecting the Property.

      7.2.6 Prior to the Closing Date, Seller shall have obtained, at no cost to or obligations of the parties, the waiver and/or release of any other option to purchase or right of first refusal granted under any Commercial Lease. It is expressed understood by the parties that the rights of Purchaser to purchase the Property and any obligations of Seller to sell the Property are subject to the waiver and/or release of any and all prior and paramount rights and interests under the Commercial Lease.

                                    ARTICLE 8

                                    BROKERAGE

8.1 Seller represents and warrants to Purchaser that it has dealt only Pinnacle Realty ("Broker") in connection with this Purchase Contract. Seller and Purchaser each represent and warrant to the other that other than Pinnacle Realty, they have not dealt with or utilized the services of any other real estate broker, sales person or finder in connection with this Purchase Contract, and each party agrees to indemnify the other party from and against all claims for brokerage commissions and finder's fees arising from or attributable to the acts of omissions of the indemnifying party.

8.2 Seller agrees to pay Broker a commission according to the terms of a separate agreement. Broker shall not be deemed a party or third party beneficiary of this Purchase Contract.

8.3 Broker assumes no responsibility for the condition of the Property or representation for the performance of this Purchase Contract by Seller or Purchaser.

                                   ARTICLE 9

                                   POSSESSION

9.1 Possession of the Property, subject to the Permitted Exceptions shall be delivered to Purchaser at the Closing.

                                   ARTICLE 10

                              DEFAULTS AND REMEDIES

10.1 In the event Purchaser terminates this Purchase Contract for any reason other than failure of an express condition to Purchaser' obligations to close herein or Seller's inability to convey title as required by this Purchase Contract, or in the event Purchaser otherwise defaults hereunder prior to the Closing Date, and consummation of the Closing does not occur by reason of such termination or default by Purchaser, Seller and Purchaser agree that it would be impractical and extremely difficult to estimate the damages which Seller may suffer. Therefore, Seller and Purchaser hereby agree that, the reasonable estimate of the total net detriment that Seller would suffer in the event that Purchaser terminates this Purchase Contract or defaults hereunder prior to the Closing Date is and shall be, as Seller's sole remedy (whether at law or in equity), the right to receive from the Escrow Agent and retain the full amount of the Deposit. The payment and performance of the above as liquidated damages is not intended as a forfeiture or penalty within the meaning of applicable law and is intended to settle all issues and questions about the amount of damages suffered by Seller in the applicable event, irrespective of the time when the inquiry about such damages may take place. Upon any such failure by Purchaser hereunder, this Purchase Contract shall be terminated, and neither the Seller nor the Purchaser shall have any further rights or obligations hereunder to each other and Seller shall have the right to collect the Deposit.

10.2 Provided that Purchaser has not terminated this Purchase Contract and is not otherwise in default hereunder, if the Closing does not occur as a result of Seller's default hereunder, Purchaser's sole remedy shall be to elect to terminate this Purchase Contract and receive reimbursement of the Deposit (or so much thereof as has been received by Escrow Agent) or to enforce specific performance of this Purchase Contract (along with recovery, by the prevailing party, of its attorneys' fees and court costs).

                                   ARTICLE 11

                            RISK OF LOSS OR CASUALTY

11.1 The risk of loss or damage to the Property by fire or other casualty until the date of Closing is assumed by Seller, provided that Seller's responsibility shall be only to the extent of any recovery from insurance now carried on the Property. If any of the Improvements shall be destroyed or damaged prior to the Closing, and the estimated cost of repair or replacement (as reasonably estimated by an independent contractor selected by Seller) exceeds Three Hundred and Thirty Thousand and No/100 Dollars ($330,000.00), Purchaser may, by Notice given to Seller within five (5) days after receipt of Notice from Seller of such damage or destruction, elect to terminate this Purchase Contract, in which event the Deposit shall immediately be returned by Escrow Agent to Purchaser and except as expressly provided herein, the rights, duties, obligations, and liabilities of the parties hereunder shall immediately terminate and be of no further force or effect. If Purchaser does not elect to terminate this Purchase Contract pursuant to this Section 11.1, or have no right to terminate this Purchase Contract (because the estimated cost of repairing or replacing the damage or destruction does not exceed $330,000.00), and the sale of the Property is consummated, Purchaser shall be entitled to receive all insurance proceeds paid or payable to Seller by reason of such destruction or damage under the insurance policies carried by Seller (less amounts of insurance theretofore received and applied by Seller to restoration); provided that in the event the insurance proceeds, if any, shall be insufficient to defray the estimated cost of repairing or replacing the damage or destruction, then the amount of the insufficiency may be claimed by Purchaser, by Notice of such claim given to Seller prior to Closing, as an additional adjustment at Closing pursuant to Section
      5.1.3 above, unless Seller elects, at its sole option, by so advising Purchaser in writing at or prior to the Closing, to terminate this Purchase Contract, in which event the Deposit shall be returned to Purchaser and except as expressly provided herein, the rights, duties, obligations and liabilities of the parties hereunder shall immediately terminate and be of no further force and effect. If the amount of said casualty proceeds is not settled by the date of Closing, Seller shall execute at Closing all proofs of loss, assignments of claim, and other similar instruments to ensure that Purchaser shall receive all of Seller's right, title, and interest in and under said insurance proceeds. Seller shall not, in any event, be obligated to effect any repair, replacement, and/or restoration, but may do so at its option in which case Seller may apply the insurance proceeds to the costs of restoration.

                                   ARTICLE 12

                                  RATIFICATION

12.1 This Purchase Contract shall be null and void unless signed by Purchaser on or before October 19, 1999 and accepted by Seller on or before October 26, 1999.

                                   ARTICLE 13

                                 EMINENT DOMAIN

13.1 In the event that at the time of Closing all or any part of the Property is (or has previously been) acquired, by authority of any governmental agency in purchase in lieu thereof (or in the event that at such time there are any pending proceedings for such acquisition by any such governmental agency), Purchaser shall have the right, at Purchaser's option, to terminate this Purchase Contract by giving written Notice within Five (5) days after the Purchaser are notified in writing of the occurrence of such event and recover the Deposit hereunder, or to settle in accordance with the terms of this Purchase Contract for the full Purchase Price and receive the full benefit or any condemnation award. It is expressly agreed between the parties hereto that this paragraph shall in no way apply to customary dedications for public purposes which may be necessary for the development of the Property.

                                   ARTICLE 14

                                  MISCELLANEOUS

14.1  Exhibits And Schedules

            All Exhibits and Schedules annexed hereto are a part of this Purchase Contract for all purposes.

14.2  Assignability

            This Purchase Contract and the interests of Purchaser herein shall not be assignable without first obtaining the prior written approval of Seller, except that Purchaser shall be permitted, without Seller's consent but upon prior written notice to Seller, to assign its interests hereunder to an entity owned and controlled by Purchaser, or under common ownership and control with Purchaser, provided that Purchaser delivers to Seller a copy of a written assumption in favor of Seller, under which named Purchaser and assignee shall both agree to be jointly and severally liable for all duties and obligations of "Purchaser" under this Purchase Contract.

14.3  Binding Effect

            This Purchase Contract shall be binding upon and inure to the benefit of Seller and Purchaser, and its respective successors, heirs and permitted assigns.

14.4  Captions

            The captions, headings, and arrangements used in this Purchase Contract are for convenience only and do not in any way affect, limit, amplify, or modify the terms and provisions hereof.

14.5  Number And Gender Of Words

            Whenever herein the singular number is used, the same shall include the plural where appropriate, and words of any gender shall include each other gender where appropriate.

14.6  Notices

            All notices, demands, requests and other communications required pursuant to the provisions of this Purchase Contract ("Notice") shall be in writing and shall be deemed to have been properly given or served for all purposes (i) if sent by Federal Express or other nationally recognized overnight carrier for next business day delivery, on the first business day following deposit of such Notice with such carrier, or (ii) if personally delivered, on the actual date of delivery, or (iii) if sent by certified mail, return receipt requested postage prepaid, on the fifth (5th) business day following the date of mailing addressed as follows:

       If to Seller:                        If to Purchaser:

      Angeles Income Properties, Ltd. II    Atlanta Crossing L.L.C.
      c/o AIMCO                             2828 W. Edgemont Avenue (36108)
      1873 South Bellaire Street            P.O. Box 1148
      Suite 1700                            Montgomery, Alabama  36101-1148
      Denver, Colorado  80222               Attention: Duncan Liles
      Attention: Harry Alcock

      and                                   with a copy to:

      David Marquette                       Jesse Williams, Esq.
      Argent Real Estate                    Rushton, Stakely, Johnston &
      1401 Brickell Avenue, Suite 520       Garrett, P.A.
      Miami, Florida  33131                 184 Commerce Street
                                            Montgomery, Alabama  36104
      with copies to:

      Richard A. Cohn, Esq.
      Bryan Cave LLP
      700 Thirteenth Street, N.W.
      Washington, D.C.  20005-3960

            and

      David M. Unseth, Esq.
      Bryan Cave LLP
      One Metropolitan Sq.
      Suite 3600
      St. Louis, Missouri  63102-2750

      Any of the parties may designate a change of address by Notice in writing to the other parties. Whenever in this Purchase Contract the giving of Notice by mail or otherwise is required, the giving of such Notice may be waived in writing by the person or persons entitled to receive such Notice.

14.7  Governing Law And Venue

            The laws of the State of Alabama shall govern the validity, construction, enforcement, and interpretation of this Purchase Contract, unless otherwise specified herein except for the conflict of laws provisions thereof. All claims, disputes and other matters in question arising out of or relating to this Purchase Contract, or the breach thereof, shall be decided by proceedings instituted and litigated in the United States District Court for the district in which the Property is situated, and the parties hereto expressly consent to the venue and jurisdiction of such court.

14.8  Entirety And Amendments

            This Purchase Contract embodies the entire agreement between the parties relating to the subject matter hereof and supersedes all prior purchase contracts and understandings, if any, relating to the Property, and may be amended or supplemented only by an instrument in writing executed by all parties.

14.9  Severability

            If any of the provisions of this Purchase Contract is held to be illegal, invalid, or unenforceable under present or future laws, such provision shall be fully severable. The Purchase Contract shall be construed and enforced as if such illegal, invalid, or unenforceable provision had never comprised a part of this Purchase Contract; and the remaining provisions of this Purchase Contract shall remain in full force and effect and shall not be affected by the illegal, invalid, or unenforceable provision or by its severance from this Purchase Contract.

14.10 Multiple Counterparts

            This Purchase Contract may be fully executed in a number of identical counterparts. If so fully executed, each of such counterparts shall be deemed an original for all purposes and all such counterparts shall, collectively, constitute one Purchase Contract. In making proof of this Purchase Contract, it shall not be necessary to produce or account for more than one such counterparts.

14.11 Further Acts

            In addition to the acts and deeds recited herein and contemplated and performed, executed and/or delivered by Seller and Purchaser, Seller and Purchaser agree to perform, execute and/or deliver or cause to be performed, executed and/or delivered any and all such further acts, deeds, and assurances as may be necessary to consummate the transactions contemplated hereby.

14.12 Construction

            No provision of this Purchase Contract shall be construed in favor of, or against, any particular party by reason of any presumption with respect to the drafting of this Purchase Contract; both parties, being represented by counsel, having fully participated in the negotiation of this instrument.

14.13 Confidentiality

            Purchaser shall not disclose the terms and conditions contained in this Purchase Contract, shall keep the same confidential, provided that Purchaser may disclose the terms and conditions of this Purchase Contract (i) as required by law, (ii) to consummate the terms of this Purchase Contract, or any financing relating thereto, or (iii) to Purchaser's or Seller's lenders, attorneys and accountants. Any information provided by Seller to Purchaser under the terms of this Purchase Contract is for informational purposes only. In providing such information to Purchaser, Seller makes no representation or warranty, express, written, oral, statutory, or implied, and all such representations and warranties are hereby expressly excluded. Purchaser shall not in any way be entitled to rely upon the accuracy of such information. Such information is also confidential and Purchaser shall be prohibited from making such information public to any other person or entity other than its agents and legal representatives, without Seller's prior written authorization, which may be granted or denied in Seller's sole discretion. If this Purchase Contract is terminated prior to Closing, Purchaser agrees to return to Seller within seven (7) days all documents produced to Purchaser by Seller pertaining to the ownership or operation of the Property including, without limitation, the following: (1) Property Contracts; (2) Commercial Leases; (3) architectural and engineering plans; (4) reports and studies relating to the condition of the Property; (5) a list of Fixtures and Tangible Personal Property; (6) tenant correspondence files with respect to the Commercial Leases; (7) service and repair requests and work orders relating to the Property; (8) a list of accounts receivable; and (9) copies of governmental permits, alarm registrations and other permits and licenses necessary for the operation of the Property.

14.14 Time Of The Essence

            It is expressly agreed by the parties hereto that time is of the essence with respect to this Purchase Contract.

14.15 Cumulative Remedies And Waiver

            Except as otherwise provided herein, no remedy herein conferred or reserved is intended to be exclusive of any other available remedy or remedies, but each and every such remedy shall be cumulative and shall be in addition to every other remedy given under this Purchase Contract or now or hereafter existing at law or in equity. No delay or omission to exercise any right or power accruing upon any default, omission, or failure of performance hereunder shall impair any right or power or shall be construed to be a waiver thereof, but any such right and power may be exercised from time to time and as often as may be deemed expedient. No waiver, amendment, release, or modification of this Purchase Contract shall be established by conduct, custom, or course of dealing.

14.16 Litigation Expenses

            In the event either party hereto commences litigation against the other to enforce its rights hereunder, the prevailing party in such litigation shall be entitled to recover from the other party its reasonable attorneys' fees and expenses incidental to such litigation.

14.17 Time Periods

            Should the last day of a time period fall on a weekend or legal holiday, the next Business Day thereafter shall be considered the end of the time period.

14.18 Closing Costs

            Purchaser and Seller agree to each pay their own attorneys fees and closing costs.

14.19 Exchange

            At Seller's sole cost and expense, Seller may structure the sale of the Property to Purchaser as a Like Kind Exchange under Internal Revenue Code Section 1031 whereby Seller will acquire certain property (the "Like Kind Exchange Property") in conjunction with the sale of the Property (the "Like Kind Exchange"). Purchaser shall cooperate fully and promptly with Seller's conduct of the Like Kind Exchange, provided that all costs and expenses associated with the Like Kind Exchange shall be borne solely by Seller, and Purchaser shall not be required to take title to or contract for the purchase of any other property. If Seller uses a qualified intermediary to effectuate the exchange, any assignment of the rights or obligations of Seller hereunder shall not relieve, release or absolve Seller of its obligations to Purchaser. In no event shall the Closing Date be delayed by the Like Kind Exchange. Seller shall indemnify and hold harmless Purchaser from and against any and all cost or liability arising from and out of the Like Kind Exchange.

14.20       Access to Property

            Purchaser shall have the right from time to time to enter onto the Property solely for the purpose of viewing the improvements located on the Property incidental to planning for Purchaser's occupancy of the Property. Purchaser shall give Notice to Seller five (5) business days prior to entry onto the Property and shall permit the Seller to have a representative present during any inspection conducted with the Property. In no event shall Purchaser conduct any environmental assessment, testing or other invasive inspection of the Property.

          [The remainder of this page has been intentionally left blank.]

            NOW WHEREFORE, the parties hereto have executed this Purchase Contract as of the date first set forth above.

                              SELLER:

                              ANGELES INCOME PROPERTIES, LTD. II,
                              a California limited partnership

                              By:   ANGELES REALTY CORPORATION II,
                                    a California corporation,
                                    its Managing General Partner

                              By: Name: Title:

                                  PURCHASER:

                                  ATLANTA  CROSSING  L.L.C.,   an  Alabama
                                  limited  liability company

                              By:
                              Name:
                              Title:

                                    EXHIBIT A

                                LEGAL DESCRIPTION

                  (Insert legal description from Title Commitment)

                                    EXHIBIT B

                            FORM OF ESCROW AGREEMENT

THIS ESCROW AGREEMENT ("Escrow Agreement") made this 25th day of October,1999 by and among ANGELES INCOME PROPERTIES, LTD., II, a California limited partnership ("Seller"); ATLANTA CROSSING L.L.C., an Alabama limited liability company ("Purchaser"); and FIDELITY NATIONAL TITLE INSURANCE CO. ("Escrow Agent");

                                   WITNESSETH:

      Whereas Purchaser and Seller are parties to a certain Purchase and Sale Contract (the "Purchase Contract") made and dated as of the 25th day of October, 1999; and

      Whereas, the Purchase Contract requires that Purchaser provide a Deposit in the amount of Fifty Thousand Dollars ($50,000.00) in cash to be held pursuant to an escrow agreement approved by Purchaser and Seller.

      Now, therefore, the parties agree to the following:

1. Establishment of Escrow. Escrow Agent hereby acknowledges receipt Fifty Thousand Dollars ($50,000.00) in cash (the "Escrow Fund") pursuant to Section
3.1.1 of the Purchase Contract, to be deposited, held, invested, and disbursed for the benefit of Seller and Purchaser and their respective successors and assigns, as provided herein and as provided in the Purchase Contract.

2. Investment of Escrow Fund. All funds received by Escrow Agent shall be held in insured accounts and invested in such money market funds or accounts, interest bearing bank accounts, bank certificates of deposit or bank repurchase agreements as Escrow Agent, in its discretion, deems suitable (provided that Escrow Agent shall invest the Escrow Fund as jointly directed by Seller and Purchaser should Seller and Purchaser each in their respective sole discretion determine to issue such joint investment instructions to the Escrow Agent) and all interest and income thereon shall become part of the Escrow Fund and shall be remitted to the party entitled to the Escrow Fund, as set forth below.

3. Application of Escrow Fund. Escrow Agent shall hold the Escrow Fund as provided above and (a) if the sale of the Property is closed by the date fixed therefore (or any extension date provided for by mutual written consent of the parties hereto, given or withheld in their respective sole discretion), Escrow Agent shall deliver the Escrow Fund to Seller in immediately available funds by wire transfer in accordance with the instructions of Seller on the Closing Date as set forth in the Purchase Contract, (b) if the sale of the Property is not closed by the date fixed therefor (or any such extension date) owing to failure of satisfaction of a condition precedent to Purchaser's obligations, the Escrow Agent shall return and refund the Escrow Fund to Purchaser, (c) if the sale of the Property is not closed by the date fixed therefor (or any such extension date) owing to failure of performance by Seller, Purchaser shall give Notice to the Escrow Agent and Seller and in such Notice shall state whether Purchaser elects as Purchaser's remedy return of the Escrow Fund or specific performance of the Purchase Contract; if Purchaser elects return of the Escrow Fund, Escrow Agent shall return and refund the Escrow Fund to Purchaser, and (d) if the sale of the Property is not closed by the date fixed therefor (or any such extension date) owing to failure of performance by Purchaser, Escrow Agent shall forthwith deliver to Seller the Escrow Fund in immediately available funds by wire transfer in accordance with the instructions of Seller.

      If on or prior to the termination of the Escrow Agreement, the Seller or the Purchaser claim to be entitled to payment of the Escrow Fund under the provisions referred to, such party shall give Notice to the Escrow Agent and the other party of the claim in writing, describing in such Notice the nature of the claim, and the provisions of the Purchase Contract on which the claim is based. Unless the other party sends the Escrow Agent a written objection to the claim, with a copy concurrently to the claiming party, within Ten (10) days after delivery of the Notice of claim, the claim shall be conclusively presumed to have been approved. In such case, or in the event of mutual written consent of the parties hereto, given or withheld in their respective sole discretion, Escrow Agent shall, within Two (2) business days thereafter, pay the claim as demanded. Notwithstanding the foregoing, Escrow Agent shall deliver the Escrow Fund to Seller forthwith upon Closing in accordance with the terms of subpart
(a) of the immediately preceding paragraph.

      When all monies held by Escrow Agent have been finally distributed in accordance herewith, this Escrow Agreement shall terminate.

4. Liability. Escrow Agent will be obligated to perform only the duties that are expressly set forth herein. In case of conflicting demands upon Escrow Agent, it may (i) refuse to comply therewith as long as such disagreement continues and make no delivery or other disposition of any funds or property then held (and Escrow Agent shall not be or become liable in any way for such failure or refusal to comply with such conflicting or adverse claims or demands, except for its failure to exercise due care, willful breach and willful misconduct); and
(ii) continue to so refrain and so refuse to act until all differences have been adjusted by agreement and, Escrow Agent has been notified thereof in writing signed jointly by Seller and Purchaser or (iii) to interplead the portion of Escrow Fund in dispute.

5. No Obligation to Take Legal Action. Escrow Agent shall not be under any obligation to take any legal action in connection with this Escrow Agreement or for its enforcement, or to appear in, prosecute, or defend any action or legal proceeding which, in its opinion, would or might involve it in any costs, expense, loss, or liability, unless and as often as required by it, it is furnished with satisfactory security and indemnity against all such costs, expenses, losses, or liabilities.

6. Status of Escrow Agent. Escrow Agent is to be considered and regarded as a depository only, and shall not be responsible or liable (except for its failure to exercise due care, willful breach or willful misconduct) for the sufficiency or correctness as to form, manner of execution, or validity of any instrument deposited pursuant to this Escrow Agreement, nor as to the identity, authority, or rights of any person executing the same. Escrow Agent's duties hereunder shall be limited to the safekeeping and investment of money, instruments, and securities received by it as Escrow Agent and for their disbursement in accordance with the written escrow instructions given it in accordance with this Escrow Agreement.

7. Written Instructions of Parties. Notwithstanding any contrary provision contained herein, Escrow Agent shall, at all times, have full right and authority and the duty and obligation to pay over and disburse the principal, interest and quitclaim deed of the Escrow Fund in accordance with the joint written instructions signed by Seller and Purchaser.

8. Notices. Any required or permitted Notice or other communication under this Escrow Agreement ("Notice") shall be given as follows. All Notices, requests, demands and other communications hereunder shall be deemed to have been duly given if the same shall be in writing and shall be delivered personally or sent by Federal Express or other recognized national overnight courier service maintaining records of delivery, or sent by registered or certified mail, postage pre-paid, and addressed as set forth below:

If to Seller:                           If to Purchaser:

Angeles Income Properties, Ltd. II       Atlanta Crossing L.L.C.
c/o AIMCO                                2828 W. Edgemont Avenue (36108)
1873 South Bellaire Street               P.O. Box 1148
Suite 1700                               Montgomery, Alabama  36101-1148
Denver, Colorado  80222                  Attention: Duncan Liles
Attention: Harry Alcock

and                                      with a copy to:


David Marquette                          Jesse Williams, Esq.
Argent Real Estate                       Rushton, Stakely, Johnston & Garrett,
1401 Brickell Avenue, Suite 520          P.A.
Miami, Florida  33131                    184 Commerce Street
                                         Montgomery, Alabama  36104
with copies to:

Richard A. Cohn, Esq.
Bryan Cave LLP
700 Thirteenth Street, N.W.
Washington, D.C.  20005-3960

      and

David M. Unseth, Esq.
Bryan Cave LLP
One Metropolitan Sq.
Suite 3600
St. Louis, Missouri  63102-2750

If to Escrow Agent:

Fidelity National Title Insurance Company
700 Louisiana, Suite 2600
Houston, TX 77002
Attention: Lolly Avant

      Any party may change the address to which Notices are to be addressed by giving the other parties Notice in the manner herein set forth. All such Notices, requests, demands and other communications shall be deemed to have been delivered (i) as of the day of receipt, in the case of personal delivery, or
(ii) as of the day of receipt or attempted delivery date in the case of delivery by air courier, or (iii) as of the date of receipt or first attempted delivery, as evidenced by the return receipt card, in the case of mailing by certified or registered United States mail.

9. Fee. Escrow Agent shall receive a fee of Three Hundred Dollars ($300.00) for its services hereunder, and be paid or reimbursed for all expenses, disbursements and advances, including reasonable attorney's fees, incurred or paid in connection with carrying out its duties hereunder, all amounts to be payable by Purchaser and not out of the Escrow Fund. Non-payment of such fee by Purchaser shall not entitle Escrow Agent to refuse or fail to act as required by this Escrow Agreement.

10. Titles and Section Headings. Titles of sections and subsections contained in this Escrow Agreement are inserted for convenience of reference only, and neither form a part of this Escrow Agreement nor are to be used in its construction or interpretation.

11. Counterparts. This Escrow Agreement may be executed in any number of counterparts, each of which shall be deemed an original, but all of which shall constitute one and the same instrument.

12. Non-Waiver. No waiver by either party of any breach of any term or condition of this Escrow Agreement shall operate as a waiver of any other breach of such term or condition or of any other term or condition. No failure to enforce such provision shall operate as a waiver of such provision or of any other provision hereof, or constitute or be deemed a waiver or release of any other party for anything arising out of, connected with, or based upon this Escrow Agreement.

13. Binding Effect. This Escrow Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective transferees, successors, and assigns. The parties recognize and acknowledge that the powers and authority granted Escrow Agent herein are each irrevocable and coupled with an interest. Escrow Agent shall have no liability to any Seller for any mistakes in judgment in the performance of any function hereunder, except for failure to exercise due care, willful breach and willful misconduct.

14. Nonlimitation of Liability. Nothing contained herein shall in any way limit the liabilities, obligations and remedies of Seller and Purchaser as set forth in the Purchase Contract.

15. Governing Law. This Escrow Agreement shall be governed by and construed in accordance with the laws of the State of Alabama.

16.   Time of Essence.  Time is of the essence of this Escrow Agreement.

17. Entire Agreement; Modification. This Escrow Agreement supersedes all prior agreements and constitutes the entire agreement with respect to the subject matter hereof. It may not be altered or modified without the written consent of all parties.

20. Joint and Several Liability. Aegis and Liles hereby agree that any and all representations, warranties, covenants, agreements, duties and obligations of Purchaser in this Purchase Agreement shall be binding upon Aegis and Liles jointly and severally in all respects.

          [The remainder of this page has been intentionally left blank.]

      In witness whereof each of the parties hereto have caused this Escrow Agreement to be executed on its behalf by duly authorized persons, all as of the day and year first above written.

                              SELLER:

                              ANGELES INCOME PROPERTIES, LTD. II,
                              a California limited partnership

                              By:   ANGELES REALTY CORPORATION II,
                                    a California corporation,
                                    its Managing General Partner

                                    By:
                                    Name:
                                    Title:

                              PURCHASER:

                              ATLANTA CROSSING L.L.C., an Alabama limited liability company

                              By:
                              Name:
                              Title:

                              ESCROW AGENT:

                              FIDELITY NATIONAL TITLE INSURANCE CO.

                              By:
                              Name:
                              Title:

                                  EXHIBIT 1.1.4

                          SCHEDULE OF COMMERCIAL LEASES

                                    EXHIBIT 1.1.7

                     FIXTURES AND TANGIBLE PERSONAL PROPERTY

                                     -NONE-

                                 EXHIBIT 1.1.10

                               PROPERTY CONTRACTS

                                 EXHIBIT 1.1.14

                                EXCLUDED PERMITS

                                     -NONE-

                                  EXHIBIT 4.1.4

                   PROPERTY CONTRACTS IDENTIFIED FOR TERMINATION

                                 EXHIBIT 5.2.1.1

                              LIMITED WARRANTY DEED

                       (with Assignment of Ground Leases)

STATE OF          )
                  ) ss:
COUNTY OF         )

      THIS INDENTURE, Made the 25th day of October in the Year of Our Lord One Thousand Nine Hundred and Ninety-Nine, between ANGELES INCOME PROPERTIES, LTD. II, a California limited partnership, as party of the first part, hereinafter called "Grantor," and ATLANTA CROSSING L.L.C., an Alabama limited liability company, as part of the second part, hereinafter called "Grantee" (the words "Grantor" and "Grantee" to include their respective successors and assigns where the context requires or permits).

      WITNESSETH that Grantor, for and in consideration of the sum of Ten Dollars in hand paid, at and before the sealing and delivery of these presents, the receipt of which is hereby acknowledged:

      (a) by these presents does assign, transfer and set over, grant, bargain, sell and convey unto Grantee all right, title and interest of Grantor in and to that certain real estate located in the County of Montgomery, State of Alabama, as more particularly described on Exhibit A attached hereto and made a part hereof ("Tract A"), which right, title and interest were acquired by Grantor and arose pursuant to that Agreement of Lease dated as of August 29, 1997 ("Ground Lease A"), by and between Wylie P. Johnson, Landlord, and Angeles Income Properties, Ltd. II, Tenant, recorded in the Office of the Judge of Probate of Montgomery County, Alabama in Real Property Book 1853, Page 394;

      (b) by these presents does assign, transfer and set over, grant, bargain, sell and convey unto Grantee all right, title and interest of Grantor in and to that certain real estate located in the County of Montgomery, State of Alabama, as more particularly described on Exhibit B attached hereto and made a part hereof ("Tract B1"), which right, title and interest were acquired by Grantor pursuant to that Assignment of Lease dated September 26, 1983, executed by East Commerce Development, Inc. and East Commerce Development Company, recorded in the Office of Judge of Probate of Montgomery County, Alabama in Real Property Book 630, Page 870, and corrected in Real Property Book, 643, Page 515, assigning interests created under that Agreement of Lease dated September 24, 1974 ("Ground Lease B1"), by and between Frances E. Raoul, Landlord, and East Commerce Development, Inc., Tenant, recorded in the Office of the Judge of Probate of Montgomery County, Alabama in Real Property Book 247, Page 157, as amended, including, but not limited to, the amendments effected by the following documents: (i) that Agreement of Sublease dated March 1, 1976, by and between East Commerce Development, Inc., Tenant, and East Commerce Development Company, Subtenant, recorded in the Office of the Judge of Probate of Montgomery County, Alabama in Real Property Book 304, Page 962; (ii) that Amendment to Agreement of Lease dated November 21, 1979, by and between Frances E. Raoul, Landlord, and East Commerce Development, Inc., Tenant, recorded in the Office of the Judge of Probate of Montgomery County, Alabama in Real Property Book 468, Page 852; (iii) that Second Amendment to Agreement of Lease dated January 10, 1980, by and between Frances E. Raoul, Landlord, and East Commerce Development, Inc., Tenant, recorded in the Office of the Judge of Probate of Montgomery County, Alabama in Real Property Book 471, Page 969; (iv) that Amendment to Agreement of Lease dated January 10, 1980, by and between Frances E. Raoul, Landlord, East Commerce Development, Inc., Tenant, and East Commerce Development Company, Subtenant, recorded in Real Property Book 471, Page 975; (v) that Amendment to Agreement of Lease dated May 20, 1981, by and between Frances E. Raoul, Landlord, and East Commerce Development, Inc., Tenant, recorded in the Office of the Judge of Probate of Montgomery County, Alabama in Real Property Book 546, page 410; and

      (c) by these presents does assign, transfer and set over, grant, bargain, sell and convey unto Grantee all right, title and interest of Grantor in and to that certain real estate located in the County of Montgomery, State of Alabama, as more particularly described on Exhibit C attached hereto and made a part hereof ("Tract B2"), which right, title and interest were acquired by Grantor pursuant to that Assignment of Lease dated September 26, 1983, executed by East Commerce Development, Inc. and East Commerce Development Company, recorded in the Office of Judge of Probate of Montgomery County, Alabama in Real Property Book 630, Page 870, and corrected in Real Property Book, 643, Page 518, assigning interests created under that Agreement of Lease dated September 24, 1974 ("Ground Lease B2"), recorded in the Office of the Judge of Probate of Montgomery County, Alabama in Real Property Book 247, Page 147, as amended, including, but not limited to, the amendments effected by the following documents: (i) that Agreement of Sublease dated March 1, 1976, by and between East Commerce Development, Inc., Tenant, and East Commerce Development Company, Subtenant, recorded in the Office of the Judge of Probate of Montgomery County, Alabama in Real Property Book 304, Page 948; (ii) that Amendment to Agreement of Lease dated January 10, 1980 by and between Robert L. Gunn and wife, Stella E. Gunn, Landlord, and East Commerce Development, Inc., Tenant, recorded in the Office of the Judge of Probate of Montgomery County, Alabama in Real Property Book 471, Page 961; and

      (d) by these presents does grant, bargain, sell and convey unto Grantee certain real estate located in the County of Montgomery, State of Alabama, more particularly described on Exhibit D attached hereto and made a part hereof ("Tract C");

      SUBJECT TO the exceptions (the "Exceptions") more particularly described in Exhibit E attached hereto and made a part hereof;

      TO HAVE AND TO HOLD the leaseholds in Tract A, Tract B1 and Tract B2, with all and singular rights, members and appurtenances thereof, to the same being, belonging, or in anywise appertaining, to the only proper use, benefit and behoof of the said Grantee, FOREVER; Grantor hereby covenanting that it will warrant and forever defend the right, title and interest in and to Tract A, Tract B1 and Tract B2 and under, respectively, Ground Lease A, Ground Lease B1, as amended, and Ground Lease B2, as amended (Ground Lease A, Ground Lease B1, as amended, and Ground Lease B2, as amended, being collectively referred to as the "Ground Leases") unto Grantee against the claims of all persons owning, holding or claiming by, through or under Grantor, but NONE OTHER, and NOT, in any event, the EXCEPTIONS; and Grantee, by acceptance hereof, does hereby assume all terms and covenants in the Ground Leases to be kept, preserved and performed by the lessee therein and do hereby agree to indemnify and save Grantor harmless from and against any and all claims, expenses, suits, demands or liabilities arising under or in connection with the Ground Leases and accruing on or after the date hereof.

      TO HAVE AND TO HOLD Tract C, with all and singular rights, members and appurtenances thereof, to the same being, belonging, or in anywise appertaining, to the only proper use, benefit and behoof of said Grantee, in FEE SIMPLE FOREVER; Grantor hereby covenanting that it will warrant and forever defend the right and title to Tract C against the claims of all persons owning, holding or claiming by, through or under Grantor, but NONE OTHER, and NOT, in any event, the EXCEPTIONS.

      IN WITNESS WHEREOF, the said Grantor has signed and sealed this deed, the day and year above written.

Witnesses:                    GRANTOR:

                              ANGELES INCOME PROPERTIES, LTD. II,
                              a California limited partnership

                              By:   ANGELES REALTY CORPORATION II,
                                    a California corporation,
                                    its Managing General Partner

                                    By:
                                    Name:
                                    Title:

STATE OF          )
                  ) ss:
COUNTY OF         )

      I, __________________________, a Notary public in and for said county in said state, hereby certifies that ________________________, whose name as _____________________ of Angeles Realty Corporation II, a California corporation, as Managing General Partner of Angeles Income Properties, Ltd. II, a California limited partnership, is signed to the foregoing conveyance, and who is known to me, acknowledged before me on this day that, being informed of the contents of the conveyance, he, as such officer and with full authority, executed the same voluntarily for and as the act of said corporation, in its capacity as Managing General Partner.

      Given under my hand this _______ day of ______________, A.D. 19____.

                                          Notary Public

                                          (Notarial Stamp or Seal)

                       EXHIBIT A TO LIMITED WARRANTY DEED

                          Legal Description of Tract A

                       EXHIBIT B TO LIMITED WARRANTY DEED

                          Legal Description of Tract B1

                       EXHIBIT C TO LIMITED WARRANTY DEED

                          Legal Description of Tract B2

                       EXHIBIT D TO LIMITED WARRANTY DEED

                          Legal Description of Tract C

                            EXHIBIT E TO LIMITED WARRANTY DEED

                             Permitted Encumbrances

1. General and personal property taxes not delinquent for the year 1999 and all subsequent years.

2.    Special taxes or assessments.

3. Unrecorded easements, discrepancies or conflicts in boundary lines, shortage in area and encroachments which an accurate and complete survey would disclose.

4. Rights of eminent domain, governmental rights of police power and other governmental or quasi-governmental rights.

5. Rights of tenants in possession of the Property pursuant to unrecorded leases, as tenants only.

6. Visible and apparent easements and all underground easements, if any, the existence of which may arise by unrecorded grant or by use.

7. Present and future laws, ordinances, restrictions, resolutions, orders and regulations and all present and future ordinances, laws, regulations and orders of all federal, state, county, municipal or other governments, agencies, boards, bureaus, commissions, authorities and bodies now or hereafter having or acquiring jurisdiction of the Property and the use and improvement thereof, including any restricting or regulating or prohibiting the occupancy, use or enjoyment of the Property, or regulating the character, dimensions or location of any improvement now or hereafter erected on the Property, or prohibiting a separation in ownership or a reduction in the dimensions or area of the Property, and the effect of any violation of such law, ordinance or governmental regulation.

8. Easements to the Water Works and Sanitary Sewer Board of the City of Montgomery recorded in the Office of the Judge of Probate of Montgomery County, Alabama in Real Property Book 103, Pages 989, 994 and 997, as to Tract B.

9. Easements to the Alabama Power Company recorded in the Office of the Judge of Probate of Montgomery County, Alabama in Real Property Book 499, Page 697, Real Property Book 475, Page 934 and Real Property Book 499, Page 702, as to Tracts B and C.

10. Easement for storm drainage sewer to the City of Montgomery, Alabama recorded in the Office of the Judge of Probate of Montgomery County, Alabama in Real Property Book 534, Page 937, as to Tracts B and C.

11. Easement for sewer lines and water mains to the Water Works and Sanitary Sewer Board of the City of Montgomery recorded in the Office of the Judge of Probate of Montgomery County, Alabama in Real Property Book 540, Page 947, as to Tracts B and C.

12. Easements which appear on the map of East Commerce Development Plat No. 8, recorded in the Office of the Judge of Probate of Montgomery County, Alabama in Plat Book 27, Page 316, except Lot 2, Block D.

13. Easements as shown on the map of East Commerce Development Plat No. 7, recorded in the Office of the Judge of Probate of Montgomery County, Alabama in Plat Book 27, Page 297, as to Tract B, Parcels A and C (Lot 2, Block D).

14. Lease between East Commerce Development Company, Inc. and Service Merchandise Company, dated June 29, 1979 (unrecorded) and subsequent Memorandum of Lease dated July 8, 1987 between Angeles Income Properties, Ltd., as Landlord, and Service Merchandise Company, Inc., as Tenant, recorded in the Office of the Judge of Probate of Montgomery County, Alabama in Real Property Book 899, page 295, as to Tracts A and C.

15. Encroachment of Service Merchandise Store over the easements for storm drainage and the easement for sanitary sewer which easements are shown on the map of East Commerce Development Plat No. 8, recorded in the Office of the Judge of Probate of Montgomery County, Alabama in Real Property Book 27, Page 316, as to Tracts A and C.

16. Terms, conditions and provisions contained in Agreement of Lease dated as of August 29, 1997, between Wylie P. Johnson, as Landlord, and Angeles Income Properties, Ltd. II, a California limited partnership, as Tenant, recorded in the Office of the Judge of Probate of Montgomery County, Alabama in Real Property Book 1853, page 394, as to Tract A.

17. Terms, conditions and provision contained in the following documents: (i) Short Form Ground Sublease between Angeles Income Properties, Ltd., II, as Landlord, and IHOP Properties, Inc., as Tenant, dated July 23, 1998, recorded in the Office of the Judge of Probate of Montgomery County, Alabama in Real Property Book 1889, Page 180, and (ii) Attornment and Non-disturbance Agreement between Wylie P. Johnson and IHOP Properties, Inc., dated July 28, 1998, recorded in the Office of the Judge of Probate of Montgomery County, Alabama in Real Property Book 1889, Page 185, as to Tract A.

18. Terms, conditions and provisions contained in the following documents: (i) Agreement of Lease dated September 24, 1974, by and between Frances E. Raoul, Landlord, and East Commerce Development, Inc., Tenant, recorded in the Office of the Judge of Probate of Montgomery County, Alabama in Real Property Book 247, Page 157; (ii) Agreement of Sublease dated March 1, 1976, by and between East Commerce Development, Inc., Tenant, and East Commerce Development Company, Sub-tenant, recorded in the Office of the Judge of Probate of Montgomery County, Alabama in Real Property Book 304, Page 962; (iii) Amendment to Agreement of Lease dated November 21, 1979 by and between Frances E. Raoul, Landlord, and East Commerce Development, Inc., Tenant, recorded in the Office of the Judge of Probate of Montgomery County, Alabama in Real Property Book 468, Page 852; (iv) Second Amendment to Agreement of Lease dated January 10, 1980 by and between Frances E. Raoul, Landlord, and East Commerce Development, Inc., Tenant, recorded in the Office of the Judge of Probate of Montgomery County, Alabama in Real Property Book 471, Page 969; (v) Amendment to Agreement of Lease dated January 10, 1980 by and between Frances E. Raoul, Landlord, East Commerce Development, Inc., Tenant, and East Commerce Development Company,
     Subtenant, recorded in the Office of the Judge of Probate of Montgomery County, Alabama in Real Property Book 471, Page 975; (vi) Amendment to Agreement of Lease dated May 20, 1981 by and between Frances E. Raoul, Landlord, and East Commerce Development, Inc., Tenant, recorded in the Office of the Judge of Probate of Montgomery County, Alabama in Real Property Book 546, page 410; (vii) Assignment of Lease dated September 26, 1983, executed by East Commerce Development, Inc. and East Commerce Development Company, recorded in the Office of the Judge of Probate of Montgomery County, Alabama in Real Property Book 630, Page 870, and corrected in Real Property Book 643, Page 518, Tract B, Parcels A and B.

19. Lease Agreement by and between East Commerce Development Company, Lessor, and Union Bank & Trust Company, Lessee, dated January 4, 1977, recorded in the Office of the Judge of Probate of Montgomery County, Alabama in Real Property Book 356, Page 865, as to a portion of Tract B, Parcels A and C.

20. Statement of Commencement of Ground Lease Term dated November 28, 1984 by and between Angeles Income Properties, Ltd. II, Lessor, and Burger King Corporation, Lessee, recorded in the Office of the Judge of Probate of Montgomery County, Alabama in Real Property Book 715, Page 798, as to Tract B, Parcel A.

21. Terms, conditions and provisions contained in the following documents: (i) Agreement of Lease dated September 24, 1974, by and between Robert L. Gunn and wife, Stella E. Gunn, Landlord, and East Commerce Development, Inc., Tenant, recorded in the Office of the Judge of Probate of Montgomery County, Alabama in Real Property Book 247, Page 147; (ii) Agreement of Sublease dated March 1, 1976 by and between East Commerce Development, Inc., Tenant, and East Commerce Development Company, Sub-tenant, recorded in the Office of the Judge of Probate of Montgomery County, Alabama in Real Property Book 304, Page 948; (iii) Amendment to Agreement of Lease dated January 10, 1980 by and between Robert L. Gunn and wife, Stella E. Gunn, Landlord, and East Commerce Development, Inc., Tenant, recorded in the Office of the Judge of Probate of Montgomery County, Alabama in Real Property Book 471, Page 961; (iv) Assignment of Lease dated September 26, 1983, executed by East Commerce Development, Inc. and East Commerce Development Company, recorded in the Office of the Judge of Probate of Montgomery County, Alabama in Real Property Book 630, Page 870, and corrected in Real Property Book, 643, Page 518, as to Tract B, Parcel C.

22. Terms, conditions and provisions contained in the following documents: (i) Ground Lease from East Commerce Development Company, a general partnership, to Albertson's Inc., dated March 6, 1979, recorded in the Office of the Judge of Probate of Montgomery County, Alabama, in Real Property Book 447, Page 311; (ii) First Amendment, dated March 7, 1979, recorded in the Office of the Judge of Probate of Montgomery County, Alabama in Real Property Book 466, Page 181, relating to development and payment for development of common areas of Union Square Shopping Center; (iii) an instrument, dated August 2, 1979, recorded in the Office of the Judge of Probate of Montgomery County, Alabama, in Real Property Book 456, Page 868, amending the description attached to aforesaid Ground Lease; (iv) Second Amendment, dated October 18, 1979, recorded in the Office of the Judge of Probate of Montgomery County, Alabama in Real Property Book 466, Page 668; and (v) an instrument, dated February 1, 1980, recorded in the Office of the Judge of Probate of Montgomery County, Alabama in Real Property Book 476, Page 205, assigning aforesaid Ground Lease to Spokmont Associated Limited Partnership, a Connecticut limited partnership, as to Tract B, Parcels A and B.

23. Error in legal description in Warranty Deed dated September 26, 1983, recorded in the Office of the Judge of Probate of Montgomery County, Alabama in Real Property Book 630, Page 866, as re-recorded in the Office of the Judge of Probate of Montgomery County, Alabama in Real Property Book 631, Page 838, as corrected and again recorded in the Office of the Judge of Probate of Montgomery County, Alabama in Real Property Book 643, Page 510 , whereby each of said deeds included the following: "thence North 820 43' 45" East along Dalphon Road a distance of 33.22 feet . . .", wherein the correct distance indicated should have been 332.2 feet rather than
     33.22 feet.

24.   Other   covenants,   conditions,   limitations,    restrictions,   rights,
      rights-of-way, liens, encumbrances, encroachments, defects, reservations, easements, agreements and other matters of record, if any.

                                 EXHIBIT 5.2.1.2

                              FORM OF BILL OF SALE

Dated:  October 25, 1999.

            For good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, ANGELES INCOME PROPERTIES, LTD. II, a California limited partnership ("Seller"), in connection with the sale of certain real property ("Property") located in the County of Montgomery, State of Alabama, which is more particularly described on Exhibit "A" attached hereto and by this reference incorporated herein, hereby quitclaim ATLANTA CROSSING L.L.C., an Alabama limited liability company ("Purchaser"), without recourse or warranty to Seller, all of Seller's right, title and interest in and to the personal property more particularly described on Exhibit "B" hereto ("Personal Property") used in, held for use in connection with, or necessary for the operation of the Property as of the date hereof.

            WITH  RESPECT  TO  ALL  MATTERS  TRANSFERRED,  WHETHER  TANGIBLE  OR
INTANGIBLE, PERSONAL OR REAL, SELLER EXPRESSLY DISCLAIMS A WARRANTY OF MERCHANTABILITY AND WARRANTY FOR FITNESS FOR A PARTICULAR USE OR ANY OTHER WARRANTY EXPRESSED OR IMPLIED THAT MAY ARISE BY OPERATION OF LAW OR UNDER THE UNIFORM COMMERCIAL CODE FOR THE STATE IN WHICH THE PROPERTY IS LOCATED.

           [The remainder of this page has intentionally been left blank]

            Purchaser hereby accepts the Personal Property on and subject to the conditions and disclaimers above, and assume, jointly and severally, all responsibility and liability for the Personal Property as of the date hereof.

                           SELLER:

                           ANGELES INCOME PROPERTIES, LTD. II,
                           a California limited partnership

                           By:   ANGELES REALTY CORPORATION II,
                                 a California corporation,
                                 its Managing General Partner

                                 By:
                                 Name:
                                 Title:

                           PURCHASER:

                           ATLANTA CROSSING L.L.C., an Alabama limited liability company

                           By:
                           Name:
                           Title:

                            EXHIBIT A TO BILL OF SALE

                       Legal Description of Real Property

                            EXHIBIT B TO BILL OF SALE

                        Description of Personal Property

                                     -None-

                                 EXHIBIT 5.2.1.3

                               FORM OF ASSIGNMENT

This Assignment ("Assignment") is executed by ANGELES INCOME PROPERTIES, LTD. II, a California limited partnership] ("Seller"), in favor of ATLANTA CROSSING L.L.C., an Alabama limited liability company ("Purchaser").

      Seller and Purchaser have entered into that certain Purchase and Sale Contract dated as of the 25th day of October, 1999 ("Purchase Contract"), in which Seller has agreed to sell and Purchaser has agreed to purchase the real property described in Exhibit "A" attached hereto and the improvements located thereon (collectively, the "Project").

      Pursuant to the Purchase Contract, Seller has agreed to assign, without recourse or warranty, to Purchaser all of Seller's right, title and interest, if any, in and to the Property (as hereinafter defined).

      NOW THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Seller and Purchaser agree as follows:

      1. As used herein, the term "Property" shall mean the following property to the extent said property is owned by Seller and used in, held for use in connection with, or necessary for the operation of the Project:

a. Books and Records. All of Seller's rights, IF ANY, in and to files, records, and books of account of the Project.

b. Licenses and Permits. All of Seller's rights and interests, IF ANY, in and to plans, specifications, reports, rights, privileges, licenses, permits, surveys, entitlements, maps, agreements, and authorizations utilized with respect to the Project, excluding any "Excluded Permits" identified as such in the Purchase Contract.

c. Property Contracts. All of Seller's rights and interests in and to maintenance, service or utility contracts which relate to the maintenance, repair or operation of the Project scheduled on Exhibit "B" attached hereto.

d. Commercial Leases. All of Seller's rights and interests in and to leases, subleases, and other occupancy agreements, whether or not of record, which provide for use or occupancy of space or facilities on or relating to the Project scheduled on Exhibit "C" attached hereto.


            The term "Property" shall not include any of the foregoing: (i) to the extent the same are reserved to Seller pursuant to the Purchase Contract to which Seller and Purchaser are parties; and (ii) to the extent that the sale or transfer thereof requires consent or approval of any third party, which consent or approval is not obtained by Seller. Nothing herein shall create a transfer or assignment of intellectual property or similar assets of Seller.

      2. Assignment. Seller hereby assigns, sells and transfers, without recourse or warranty, to Purchaser all of Seller's right, title and interest, if any, in and to the Property Contracts and the Commercial Leases, subject to any rights of consent as provided therein. Seller agrees to indemnify, defend and hold Purchaser harmless from and against any and all cost, loss, or harms which may arise with respect to the Property Contracts and the Commercial Leases which accrued prior to the date hereof.

      3. Assumption. Purchaser expressly agrees to assume and hereby assumes all liabilities and obligations of the Seller in connection with the Property and agree to perform all of the covenants and obligations of Seller thereunder including without limitation, all liabilities and obligations of landlord under the Commercial Leases and all liabilities and obligations of the contracting parties under the Property Contracts, including responsibility for refunding security deposits. Purchaser further agrees to indemnify, defend and hold Seller harmless from and against any and all cost, loss, harm or damage which may arise in connection with the Property, including the Commercial leases and Property Contracts.

4. Counterparts. This Assignment may be executed in counterparts, each of which shall be deemed an original, and both of which together shall constitute one and the same instrument.

5. Miscellaneous. This Assignment shall be without recourse to or warranty by Seller except only as explicitly set forth to the contrary herein.

6. Attorneys' Fees. If any action or proceeding is commenced by either party to enforce its rights under this Assignment, the prevailing party in such action or proceeding shall be entitled to recover all reasonable costs and expenses incurred in such action or proceeding, including reasonable attorneys' fees and costs, in addition to any other relief awarded by the court.

7. Applicable Law. This Assignment shall be governed by and interpreted in accordance with the laws of the State of Alabama.

8. Titles and Section Headings. Titles of sections and subsections contained in this Assignment are inserted for convenience of reference only, and neither form a part of this Assignment or are to be used in its construction or interpretation.

9. Binding Effect. This Assignment shall be binding upon and inure to the benefit of the parties hereto and their respective transferees, successors, and assigns.

10. Entire Agreement; Modification. This Assignment supersedes all prior agreements and constitutes the entire agreement with respect to the subject matter hereof. It may not be altered or modified without the written consent of all parties.

            WITH  RESPECT  TO  ALL  MATTERS  TRANSFERRED,  WHETHER  TANGIBLE  OR
INTANGIBLE, PERSONAL OR REAL, SELLER EXPRESSLY DISCLAIMS A WARRANTY OF MERCHANTABILITY AND WARRANTY FOR FITNESS FOR A PARTICULAR USE OR ANY OTHER WARRANTY EXPRESSED OR IMPLIED THAT MAY ARISE BY OPERATION OF LAW OR UNDER THE UNIFORM COMMERCIAL CODE FOR THE STATE IN WHICH THE PROPERTY IS LOCATED.

Dated:, 1999

                              SELLER:

                              ANGELES INCOME PROPERTIES, LTD. II,
                              a California limited partnership

                              By:   ANGELES REALTY CORPORATION II,
                                    a California corporation,
                                    its Managing General Partner

                                    By:
                                    Name:
                                    Title:

Accepted to and agreed by:

                              PURCHASER:

                              ATLANTA CROSSING L.L.C., an Alabama limited liability company

                              By:
                              Name:
                              Title:

                             EXHIBIT A TO ASSIGNMENT

                                Legal Description

                             EXHIBIT B TO ASSIGNMENT

                 Property Contracts (Assigned to Purchaser)

[Property Contracts listed on Exhibit 1.1.10, excepting those listed on Exhibit 4.1.4]

                             EXHIBIT C TO ASSIGNMENT

                                Commercial Leases

                                 EXHIBIT 5.2.1.6

                    SELLER'S CERTIFICATION OF NON-FOREIGN STATUS

A.    Federal FIRPTA Certificate

      To inform ATLANTA CROSSING L.L.C., an Alabama limited liability company ("Transferee"), that withholding of tax under Section 1445 of the Internal
Revenue Code of 1986, as amended (the "Code"), will not be required upon the transfer of certain rights relating to real property, located in the County of Montgomery, State of Alabama, to Transferees, by ANGELES INCOME PROPERTIES, LTD. II, a California limited partnership ("Transferor"), Transferor hereby certifies to Transferees:

1. Transferor is not a foreign corporation, foreign partnership, foreign trust, or foreign estate (as those terms are defined in the Code and the Income Tax Regulations promulgated thereunder);

2.   Transferor's U.S. tax identification number is 95-3793526;and

3. Transferor's office address is c/o AIMCO, 1873 South Bellaire Street, Suite 1700, Denver, CO 80222.

      Transferor understands that this Certification may be disclosed to the Internal Revenue Service by Transferees and that any false statement contained herein could be punished by fine, imprisonment, or both.

      Transferor understands that Transferees are relying on this Certification in determining whether withholding is required upon said transfer.

      Under penalty of perjury the undersigned declares that it has examined this Certification and to the best of its knowledge and belief it is true, correct and complete, and it further declares that it has authority to sign this Certification on behalf of Transferor.

                              SELLER:

                              ANGELES INCOME PROPERTIES, LTD. II,
                              a California limited partnership

                              By:   ANGELES REALTY CORPORATION II,
                                    a California corporation,
                                    its Managing General Partner

                                    By:
                                    Name:
                                    Title:

                                 EXHIBIT 5.2.1.7

                       FORM OF TENANT ESTOPPEL CERTIFICATE

TO:   Atlanta Crossing L.L.C.
      2828 W. Edgemont Avenue
      Montgomery, Alabama  36101
      Attention: Duncan Liles

            Re: Lease Agreement (the "Lease") dated ______________, by and between ____________________________ ("Landlord") and
                  _____________________("Tenant")

            The undersigned is the tenant under the Lease, whereby Tenant leases from Landlord certain space in the Atlanta Crossing Shopping Center, located at 1333 Eastern By-Pass, Montgomery, Alabama on the real property described in Exhibit A attached hereto (the "Property"). Tenant understands that Atlanta crossing l.l.c. ("Prospective Purchaser") may be purchasing the Property from Landlord and Tenant certifies to Landlord and Prospective Purchaser as follows:

1.   The Lease is in full force and effect on the date hereof.

2. The term of the Lease began on _____________________. The termination date of the present term of the Lease, excluding unexercised renewals, is
     -------------------.

3.    Tenant has paid rent for the Property for the period up to and including
      ----------------.

4. As of the date hereof, Landlord is holding $______________ as a security deposit for the Lease.

5. As of the date hereof, Tenant is occupying the Property and is open for business.

6. To Tenant's knowledge, Landlord is not in default under the Lease beyond applicable cure periods in the performance of any covenant, agreement, term, provision or condition contained in the Lease.

7. The undersigned is authorized to execute this Estoppel Certificate on behalf of Tenant.

Dated this _____ day of _____________, 1999.

                              TENANT:

                              ------------------------------,
                              a ______________ ___________________

                              By:________________________________
                              Name:______________________________
                              Title:_______________________________

                    EXHIBIT A TO TENANT ESTOPPEL CERTIFICATE

                                Legal Description

                                 EXHIBIT 6.1.1.3

                        PARTIES IN POSSESSION OF PROPERTY

                                     -NONE-

                                                                   Exhibit 10.17

                   REINSTATEMENT OF AND FIRST AMENDMENT TO
                          PURCHASE AND SALE CONTRACT

      This Reinstatement of and First Amendment to Purchase and Sale Contract (this "First Amendment") is made and entered into as of this _____ day of February, 2000, by and between ANGELES INCOME PROPERTIES, LTD. II ("Seller") and ATLANTA CROSSING L.L.C. ("Purchaser").

                                   RECITALS

      WHEREAS, Seller and Purchaser entered into that certain Purchase and Sale Contract, dated October 25, 1999 (the "Purchase Contract"), pursuant to which Seller agreed to sell, and Purchaser agreed to purchase, certain real estate located in Montgomery, Alabama (the "Property").

      WHEREAS, the Purchase Contract terminated by its terms and by reason of the failure of conditions.

      WHEREAS, Seller and Purchaser desire to reinstate and modify the Purchase Contract, on and subject to the terms and conditions contained herein.

                             W I T N E S S E T H

      NOW, THEREFORE, for and in consideration of the premises, the mutual agreements herein, and other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, Seller and Purchaser agree as follows:

      1. The Purchase Contract is hereby reinstated, subject to the modifications and agreements expressly set forth below. Except as so amended by the modifications and agreements herein, the terms and conditions of the Purchase Contract shall be effective and shall remain in full force and effect. Any capitalized terms used herein but not defined shall have the meaning set forth in the Purchase Contract. In the event of a conflict between the terms of the Purchase Contract and the terms of this First Amendment, the terms of this First Amendment shall govern and control.

2. Section 1.1.3 of the Purchase Contract is hereby deleted in its entirety and replaced with the following:

            "Closing Date" means thirty (30) days after the date of the First Amendment (or such earlier date as Purchaser may designate in writing to Seller by at least 5 days' advance Notice), subject, however, to Seller's express rights of extension stated in this Purchase Contract, on which date the Closing of the conveyance of the Property shall be held under the terms and conditions of this Purchase Contract and on which date the Purchase Price for the Property shall have been paid to and received by Seller pursuant to
            Article 3 of this Purchase Contract.

3. Article 3 of the Purchase Contract is hereby deleted in its entirety and replaced with the following:

         3.1 The total purchase price (the "Purchase Price") for the Property shall be Two Million Eight Hundred Seventy-Five Thousand Dollars ($2,875,000.00), which shall be paid by Purchase as follows:

               3.1.1 As of the Effective Date,  Purchaser  delivered to Fidelity
                     National Title Insurance Company, 700 Louisiana, Suite 2600, Houston, Texas 77002 ("Escrow Agent") a deposit in the sum of Fifty-Thousand Dollars ($50,000.00) in cash, (such sum, together with any interest or earnings thereon, being hereinafter collectively referred to as the "First Deposit'). By execution of the First Amendment, Purchaser directs the Escrow Agent to pay over the amount of the First Deposit immediately to Seller, according to written wire instructions received from Seller, and the Escrow Agent may rely conclusively upon the First Amendment in making such payment over to Seller. By execution of the First Amendment, Purchaser also waives any and all claims or defenses to the release of the First Deposit to Seller, including, but not limited to, those claims or defenses enumerated in correspondence dated December 3, 1999, and December 9, 1999, addressed by Jesse M. Williams, III of the Firm of Rushton, Stakely, Johnston & Garrett to David
                     M. Unseth of the Firm of Bryan Cave LLP.

               3.1.2 As of the  date of the  First  Amendment,  Purchaser  shall deliver to the Escrow Agent an additional deposit in the sum of Twenty Thousand Dollars ($20,000.00) in cash (such sum being hereinafter referred to as the "Second Deposit"). Purchaser and Seller each approve the form of Escrow
                     Agreement attached as Exhibit A and Purchaser agrees to sign the Escrow Agreement in such form and deliver a counterpart of the same to the Escrow Agent along with the Second Deposit and a counterpart of the same to Seller.

               3.1.3 The Escrow  Agent  shall hold the Second  Deposit  and make delivery of the Second Deposit to the party entitled thereto under the terms hereof. Escrow Agent shall invest the Second Deposit in such interest-bearing bank accounts, money market funds or accounts, bank certificates of deposit or bank repurchase agreements as Escrow Agent, in its discretion, deems suitable (provided that Escrow Agent shall invest the Second Deposit as jointly directed by Seller and Purchaser should Seller and Purchaser each in their respective sole discretion determine to issue such joint investment instructions to the Escrow Agent) and all interest and income thereon shall become part of the Second Deposit and shall be remitted to the party entitled to the Second Deposit, as set forth below.

               3.1.4 The First Deposit and the Second Deposit (collectively, the
                     "Deposit") shall only be required to be refunded to Purchaser if the sale of the Property under the Purchase Contract shall not be consummated by reason of: (a) the failure of any of the conditions expressly stated in
                     Article 7 of the Purchase Contract, (b) the occurrence of a casualty resulting in the termination of the Purchase Contract pursuant to the terms of Section 11.1 of the Purchase Contract, (c) the occurrence of a condemnation resulting in the termination of the Purchase Contract pursuant to the terms of Section 13.1 of the Purchase Contract, or (d) the election of Seller to terminate the
                     Purchase Contract by reason of the failure of the conditions precedent set forth in Sections 7.2.4, 7.2.5 or
                     7.2.6 of the Purchase Contract (unless Seller's failure to secure the consents, approvals, waivers and/or releases is a direct result of Purchaser's actions). If the sale of the Property is closed by the Closing Date (or any valid extension date thereof), the Deposit shall be credited to the Purchase Price.

         3.2 On the Closing Date, Purchaser shall pay the Purchase Price to Seller, net of the Deposit credited at Closing and subject to credit and adjustment as provided herein, in cash or by wire-transfer of current funds through escrow pursuant to wire instructions provided by Seller.

4. Section 5.1.2 of the Purchase Contract is hereby deleted in its entirety and replaced with the following:

            "The Closing Date may be extended without penalty at the option of Seller to a date not later than thirty (30) days after the date determined by reference to the definition of "Closing Date."

5. Sections 5.2.1.7, 5.2.1.8 and 5.2.1.9 of the Purchase Contract are hereby deleted in their entirety.

6.   Section 7.1.4 of the Purchase Contract is hereby deleted in its entirety.

7. Seller shall take reasonable efforts to assist Purchaser in securing documentation from the Tenants of the Property as required by Purchaser's Lender, provided, however, that securing such documentation shall be neither a condition of Seller's performance under the Purchase Contract nor a condition precedent to Purchaser's performance under the Purchase Contract.

8. This First Amendment, and the reinstated and modified Purchase Contract effected by this First Amendment, shall be null and void unless signed by Purchaser on or before February 4, 2000, and accepted by Seller on or before February 11, 2000."

9. This First Amendment shall be binding upon, and shall inure to the benefit of, the parties hereto, and their respective successors and permitted assigns.

10. This First Amendment may be executed in counterparts and by facsimile, each of which shall be deemed an original, and all of which together shall be deemed one and the same document.

      IN WITNESS WHEREOF, the undersigned have executed this First Amendment to Purchase and Sale Contract as of the date first above written.

                              SELLER:

                              ANGELES INCOME PROPERTIES, LTD. II,
                              a California limited partnership

                              By:   ANGELES REALTY CORPORATION II,
                                    a California corporation,
                                    its Managing General Partner

                                    By:
                                    Name:
                                    Title:


                              PURCHASER:

                              ATLANTA CROSSING L.L.C., an Alabama limited liability company

                              By:
                              Name:
                              Title:

                                                                   Exhibit 10.18

                SECOND AMENDMENT TO PURCHASE AND SALE CONTRACT

     This Second Amendment to Purchase and Sale Contract (this "Second Amendment") is made and entered into as of this 8th day of March, 2000, by and between ANGELES INCOME PROPERTIES, LTD. II ("Seller") and ATLANTA CROSSING L.L.C. ("Purchaser").

                                    RECITALS

      WHEREAS, Seller and Purchaser entered into that certain Purchase and Sale Contract, dated October 25, 1999, as reinstated and amended on February 7, 2000 (the "Purchase Contract"), pursuant to which Seller agreed to sell, and Purchaser agreed to purchase, certain real estate located in Montgomery, Alabama.

      WHEREAS,  the Purchase  Contract  contemplates  a Closing Date of March 8,
2000.

      WHEREAS,  Purchaser  desires to extend the  Closing  Date until  March 15,
2000.

      WHEREAS, Seller and Purchaser desire to modify the Purchase Contract, on and subject to the terms and conditions contained herein.

                               W I T N E S S E T H

      NOW, THEREFORE, for and in consideration of the premises, the mutual agreements herein, and other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, Seller and Purchaser agree as follows:

      1. Except as so amended by the modifications and agreements herein, the terms and conditions of the Purchase Contract shall be effective and shall remain in full force and effect. Any capitalized terms used herein but not defined shall have the meaning set forth in the Purchase Contract. In the event of a conflict between the terms of the Purchase Contract and the terms of this Second Amendment, the terms of this Second Amendment shall govern and control.

      2. Section 1.1.3 of the Purchase Contract is hereby deleted in its entirety and replaced with the following:

            "Closing Date" means March 15, 2000 (or such earlier date as Purchaser and Seller may mutually agree), subject, however, to Seller's express rights of extension stated in this Purchase
            Contract, on which date the Closing of the conveyance of the Property shall be held under the terms and conditions of this Purchase Contract and on which date the Purchase Price for the Property shall have been paid to and received by Seller pursuant to
            Article 3 of this Purchase Contract.

      3. In consideration for Seller's agreement to extend the Closing Date until March 15, 2000, Purchaser shall deliver to the Escrow Agent an additional deposit in the sum of Twenty Thousand Dollars ($20,000.00) in cash (such sum being hereinafter referred to as the "Closing Extension Deposit") as of the date of this Second Amendment. Seller and Purchaser hereby agree that the Closing Extension Deposit shall be held by the Escrow Agent on the same basis as the Escrow Agent holds the Escrow Fund pursuant to the terms and conditions of that certain Escrow Agreement by and among Seller, Purchaser and Escrow Agent, dated February 7, 2000.

      4. This Second Amendment shall be binding upon, and shall inure to the benefit of, the parties hereto, and their respective successors and permitted assigns.

      5. This Second Amendment may be executed in counterparts and by facsimile, each of which shall be deemed an original, and all of which together shall be deemed one and the same document.

      IN WITNESS WHEREOF, the undersigned have executed this Second Amendment to Purchase and Sale Contract as of the date first above written.

                              SELLER:

                              ANGELES INCOME PROPERTIES, LTD. II,
                              a California limited partnership

                              By:   ANGELES REALTY CORPORATION II,
                                    a California corporation,
                                    its Managing General Partner

                              By:
                              Name:
                              Title:

                              PURCHASER:

                              ATLANTA CROSSING L.L.C., an Alabama limited liability company

                              By:
                              Name:
                              Title: