Form 10QSB
period 2000-03-31
ANGELES INCOME PROPERTIES LTD II
filed 2000-05-15
CIK 711642

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


                   For the quarterly period ended March 31, 2000


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                         ANGELES INCOME PROPERTIES, LTD. II

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                          (in thousands, except unit data)

                                 March 31, 2000

Assets

   Cash and cash equivalents                                                $  6,035
   Receivables and deposits                                                      317
   Restricted escrows                                                            193
   Other assets                                                                  338
   Investment in joint venture                                                     2
   Investment properties:
      Land                                                    $  1,984
      Buildings and related personal property                   30,615
                                                                32,599

      Less accumulated depreciation                            (23,021)        9,578
                                                                            $ 16,463

Liabilities and Partners' Deficit
Liabilities

   Accounts payable                                                          $   140
   Tenant security deposit liabilities                                           278
   Accrued property taxes                                                        207
   Other liabilities                                                             338
   Due to affiliates                                                             358
   Mortgage notes payable                                                     17,726

Partners' Deficit

   General partners                                            $  (465)
   Limited partners (99,784 units issued and
      outstanding)                                              (2,119)       (2,584)

                                                                            $ 16,463

            See Accompanying Notes to Consolidated Financial Statements

b)

                         ANGELES INCOME PROPERTIES, LTD. II

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)

                                                               Three Months Ended
                                                                    March 31,
                                                               2000          1999
Revenues:                                                                 (restated)
  Rental income                                               $1,605        $1,575
  Other income                                                    86            89
      Total revenues                                           1,691         1,664

Expenses:
  Operating                                                      526           530
  General and administrative                                     112            71
  Depreciation                                                   423           401
  Interest                                                       351           357
  Property taxes                                                 140           138
      Total expenses                                           1,552         1,497

Income before equity in income of joint venture,
  discontinued operation, and extraordinary item                 139           167

Equity in income of joint venture                                 --           401

Income before discontinued operation and extraordinary
  item                                                           139           568
Income from discontinued operation                                61            98
Gain on sale of discontinued operation                         2,060            --

Income before extraordinary item                               2,304           666
Equity in extraordinary loss on early extinguishment
  of debt of joint venture                                        --            (1)

Net income                                                    $2,260         $ 665

Net income allocated to general partners                       $ 108          $ 7

Net income allocated to limited partners                       2,152           658

                                                              $2,260         $ 665
Per limited partnership unit:

  Income before discontinued operation and extraordinary
   item                                                       $ 1.37        $ 5.63
  Income from discontinued operation                            0.62          0.97
  Gain on sale of discontinued operation                       19.58            --
  Extraordinary item                                              --         (0.01)

Net income                                                    $21.57        $ 6.59

            See Accompanying Notes to Consolidated Financial Statements

c)

                         ANGELES INCOME PROPERTIES, LTD. II

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)

                          (in thousands, except unit data)


                                      Limited
                                     Partnership     General     Limited
                                        Units        Partners    Partners     Total

Original capital contributions         100,000         $   1      $50,000    $50,001

Partners' deficit at
   December 31, 1999                    99,784        $ (487)     $(4,271)   $(4,758)

Distribution to general partner             --           (86)          --        (86)

Net income for the three months
   ended March 31, 2000                     --           108        2,152      2,260

Partners' deficit at
   March 31, 2000                       99,784        $ (465)     $(2,119)   $(2,584)

            See Accompanying Notes to Consolidated Financial Statements

d)
                         ANGELES INCOME PROPERTIES, LTD. II

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                 (in thousands)

                                                                 Three Months Ended
                                                                       March 31,

                                                                  2000        1999
Cash flows from operating activities:

  Net income                                                    $ 2,260       $  665
  Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation                                                  423          467
      Amortization of discounts, loan costs and lease
        commissions                                                  25           24
      Equity in income of joint venture                              --         (401)
      Equity in extraordinary loss on early extinguishment
        of debt of joint venture                                     --            1
      Loss on disposal of property                                   --           35
      Gain on sale of investment property                        (2,060)          --
      Change in accounts:
        Receivables and deposits                                     33          (16)
        Other assets                                                143          (36)
        Accounts payable                                             52          (67)
        Tenant security deposit liabilities                         (11)           8
        Accrued property taxes                                       68          (36)
        Due to affiliates                                            44           --
        Other liabilities                                          (104)          18

          Net cash provided by operating activities                 873          662

Cash flows from investing activities:

  Property improvements and replacements                           (374)        (166)
  Net withdrawals from restricted escrows                           122          105
  Proceeds from sale of investment property                       2,746           --

          Net cash provided by (used in) investing
             activities                                           2,494          (61)

Cash flows from financing activities:

  Payments on mortgage notes payable                                (61)         (54)
  Distributions to partners                                      (1,500)          --

          Net cash used in financing activities                  (1,561)         (54)

Net increase in cash and cash equivalents                         1,806          547

Cash and cash equivalents at beginning of period                  4,229        2,063

Cash and cash equivalents at end of period                      $ 6,035      $ 2,610

Supplemental disclosure of cash flow information:

  Cash paid for interest                                         $  331        $ 338

At March 31, 2000 and December 31, 1999, accounts payable and property improvements and replacements were each adjusted by approximately $157,000.

At March 31, 2000, due to affiliates and distributions to partners were adjusted by approximately $86,000 due to the general partner distribution on the sale of Atlanta Crossing Shopping Center.

            See Accompanying Notes to Consolidated Financial Statements

e)

                         ANGELES INCOME PROPERTIES, LTD. II

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Income Properties, Ltd. II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the
"Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

Certain reclassifications have been made to the 1999 balances to conform to the 2000 presentation.

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

Note C - Investment in Joint Venture

The  Partnership  has a 14.4%  investment  in  Princeton  Meadows Golf Course JV
("Joint Venture"). On February 26, 1999, the Joint Venture sold its only investment property, Princeton Meadows Golf Course, to an unaffiliated third party. The sale resulted in net proceeds of approximately $3,411,000 after payment of closing costs and repayment of mortgage principal and accrued interest. As of March 31, 1999, the Joint Venture recorded a gain on sale of approximately $2,885,000 after the write-off of underdepreciated fixed assets. Subsequent to March 31, 1999, in connection with the sale, a commission of approximately $153,000 was paid to the Joint Venture's managing general partner in accordance with the Joint Venture Agreement. The Partnership's 1999 pro-rata share of this gain at March 31, 1999 was approximately $415,000 and its equity in loss on operations of the Joint Venture at March 31, 1999 amounted to approximately $14,000. The Joint Venture also recognized an extraordinary loss on early extinguishment of debt of approximately $7,000 as a result of unamortized loan costs being written off. The Partnership's pro-rata share of this extraordinary loss is approximately $1,000.

Condensed balance sheet information of the Joint Venture at March 31, 2000, is as follows (in thousands):

      Assets
      Cash                                                $ 17
         Total                                            $ 17

      Liabilities and Partners' Capital

      Other Liabilities                                   $  7
      Partners' capital                                     10
         Total                                            $ 17

The condensed statement of operations of the Joint Venture for the three months ended March 31, 1999 is summarized as follows (in thousands):

                                                         1999

      Revenue                                            $  30
      Costs and expenses                                  (131)
      Loss before gain on sale of
        investment property and
        extraordinary loss on
        extinguishment of debt                            (101)
      Gain on sale of investment property                2,885
      Extraordinary loss on

        extinguishment of debt                              (7)
      Net income                                        $2,777

The Partnership recognized its 14.4% equity income of approximately $401,000 in the Joint Venture for the three months ended March 31, 1999. The Partnership also realized an extraordinary loss on extinguishment of debt of $1,000 for the three months ended March 31, 1999. Due to the sale of Princeton Meadows Golf Course in February 1999, the Joint Venture had no operations during the three months ended March 31, 2000. In addition, the Partnership anticipates that after filing the final tax return of the Joint Venture during the second quarter of 2000, all remaining assets and liabilities of the Joint Venture will be liquidated.

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

In November 1995, representatives of the Joint Venture and the New Jersey DEP met and developed a plan of action to clean-up the contamination site at Princeton Meadows Golf Course. The Joint Venture engaged an engineering firm to conduct consulting and compliance work and a second firm to perform the field work necessary for the clean-up. Field work commenced with skimmers installed at three test wells on the site. These skimmers were in place to detect any residual fuel that may still be in the ground. Upon the sale of the Golf Course, as noted above, the Joint Venture was released from any further responsibility or liability with respect to the clean-up.

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Managing General Partner and affiliates during the three months ended March 31, 2000 and 1999:

                                                              2000       1999
                                                              (in thousands)
   Property management fees (included in
     operating expenses)                                      $ 84       $ 85
   Reimbursement for services of affiliates
     (included in operating expense, general and
      administrative expense and investment properties)         46         47
   Brokerage commission (included in general partner
      distribution)                                             86         --

During the three months ended March 31, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates approximately $84,000 and $85,000 for the three months ended March 31, 2000 and 1999, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $46,000 and $47,000 for the three months ended March 31, 2000 and 1999, respectively.

The Partnership Agreement provides for a fee equal to 10% of "Net cash flow from operations," as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. The amount of the fee for the year ended December 31, 1999 was $228,000. This amount is included in "Due to affiliates" and will be paid during the second quarter of 2000. The amount of the fee for the quarter ended March 31, 2000 was $44,000. It is included in "Due to affiliates".

Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a distribution equal to 3% of the aggregate disposition price of sold properties. The Partnership accrued a distribution of approximately $86,000 to the Managing General Partner related to the sale of Atlanta Crossing Shopping center in March 2000. This amount is subordinate to the limited partners receiving their original capital contributions plus a cumulative preferred return of 6% per annum of their adjusted capital investment, as defined in the Partnership Agreement. When the limited partners receive these returns, the distribution will be paid to the Managing General Partner. This amount is included in "Due to affiliates" for the three months ended March 31, 2000.

Angeles Mortgage Investment Trust, ("AMIT"), a real estate investment trust, provided financing (the "AMIT Loan") to the Princeton Meadows Golf Course Joint Venture (see "Note C"). Pursuant to a series of transactions, affiliates of the Managing General Partner acquired ownership interests in AMIT. On September 17, 1998, AMIT was merged with and into IPT, the entity which controlled the Managing General Partner. Effective February 26, 1999, IPT was merged into AIMCO. As a result, AIMCO became the holder of the AMIT loan. On February 26, 1999, Princeton Meadows Golf Course was sold to an unaffiliated third party. Upon closing, the AMIT principal balance of $1,567,000 plus accrued interest of approximately $17,000 was paid off.

AIMCO and its affiliates currently own 49,370 limited partnership units in the Partnership representing 49.477% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 49.477% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Note E - Sale of Discontinued Operation

In March 2000, Atlanta Crossing Shopping Center, located in Montgomery, Alabama, was sold to an unaffiliated party for $2,875,000. After payment of closing expenses, the net sales proceeds received by the Partnership were approximately $2,746,000. For financial statement purposes, the sale resulted in a gain of approximately $2,060,000, which was recognized during the three months ended March 31, 2000.

The following pro-forma information reflects the operations of the Partnership for the three months ended March 31, 2000 and 1999, as if Atlanta Crossing Shopping Center had been sold January 1, 1999.

                                                   2000               1999
                                            (in thousands, except per unit data)

    Revenues                                      $1,691             $1,664
    Net income                                       139                567
    Income per limited partnership unit             1.37               5.62

Atlanta Crossing Shopping Center was the only commercial property owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of this property, the results of the commercial segment have been shown as income from discontinued operation on the consolidated statement of operations. Accordingly, the 1999 statement of operations has been restated to reflect this presentation. Revenues of this property were approximately $136,000 and $239,000 for the three months ended March 31, 2000 and 1999, respectively. Income from operations was approximately $61,000 and $98,000 for the three months ended March 31, 2000 and 1999, respectively.

Note F - Distributions

During the three months ended March 31, 2000, the Partnership paid a distribution of approximately $1,500,000 of which approximately $1,074,000 (approximately $1,063,000 to the limited partners or $10.65 per limited partnership unit) is from operations and approximately $426,000 (approximately $422,000 to the limited partners or $4.23 per limited partnership unit) is from proceeds from the sale of Princeton Meadows Golf Course Joint Venture. The distribution was accrued in December 1999. During the three months ended March 31, 1999, the Partnership did not pay any distributions to its partners.

Note G - Segment Reporting

The Partnership had two reportable segments: residential properties and commercial properties. The Partnership's residential property segment consists of three apartment complexes in New Jersey, Indiana, and North Carolina. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. The commercial property segment consisted of a retail shopping center located in Montgomery, Alabama. This property leased space to a discount store, various specialty retail outlets, and several restaurants at terms ranging from twelve months to twenty years. The commercial property was sold on March 15, 2000. Therefore, the commercial segment is reflected as discontinued operations.

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segments are the same as those of the Partnership as described in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

The Partnership's reportable segments are investment properties that offer different products and services. The reportable segments are each managed separately because they provide distinct services with different types of products and customers.

Segment information for the three months ended March 31, 2000 and 1999 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segments.

2000                             Residential    Commercial       Other       Totals
                                              (discontinued)
Rental income                      $ 1,605         $   --          $ --      $ 1,605
Other income                            76             --            10           86
Interest expense                       351             --            --          351
Depreciation                           423             --            --          423
General and administrative
  expense                               --             --           112          112
Income from discontinued
  operation                             --             61            --           61
Gain on sale of discontinued
  operation                             --          2,060            --        2,060
Segment profit (loss)                  241          2,121          (102)       2,260
Total assets                        12,975             --         3,488       16,463
Capital expenditures for
  investment properties                211              6            --          217


1999                             Residential    Commercial       Other       Totals
                                              (discontinued)
Rental income                      $ 1,575         $   --          $ --      $ 1,575
Other income                            81             --             8           89
Interest expense                       357             --            --          357
Depreciation                           401             --            --          401
General and administrative
  expense                               --             --            71           71
Equity in income of
  joint venture                         --             --           401          401
Income from discontinued

  operation                             --             98            --           98
Equity in extraordinary
  loss on the early
  extinguishment of debt
  of joint venture                      --             --            (1)          (1)
Segment profit (loss)                  230             98           337          665
Total assets                        12,675          1,055         2,023       15,753
Capital expenditures for
  investment properties                166             --            --          166

Note H - Legal Proceedings

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for both of the three months ended March 31, 2000 and 1999:

                                         Average Occupancy

Property                                 2000        1999

Deer Creek Apartments                     97%         98%
   Plainsboro, New Jersey
Georgetown Apartments                     96%         95%
   South Bend, Indiana
Landmark Apartments                       90%         94%
   Raleigh, North Carolina

The Managing General Partner attributes the decrease in occupancy at Landmark Apartments to increased competition in the Raleigh, North Carolina area.

Results of Operations

The Partnership's net income for the three months ended March 31, 2000, was approximately $2,260,000 compared to approximately $665,000 for the three months ended March 31, 1999. The increase in net income for the three months ended March 31, 2000 is primarily attributable to the sale of Atlanta Crossing Shopping Center in March 2000 (see discussion below).

Excluding the operations of and the gain on the sale of the discontinued operation discussed above, the Partnership had income from continuing operations before the extraordinary item of approximately $139,000 for the three months ended March 31, 2000, compared to approximately $568,000 for the three months ended March 31, 1999. The decrease in income is due primarily to the decrease in equity in income of the joint venture due to the sale of Princeton Meadows Golf Course, as discussed below.

Excluding the operations of and the gain on the sale of the discontinued operation and the equity in income of the joint venture, the Partnership had income of approximately $139,000 for the three months ended March 31, 2000, compared to approximately $167,000 for the three months ended March 31, 1999. The decrease in income for the three months ended March 31, 2000 is due to an increase in total expenses which was partially offset by an increase in total revenues.

The increase in total revenues is due to an increase in rental income which was slightly offset by a decrease in other income. The increase in rental income is the result of increased average rental rates at all of the Partnership's residential properties which more than offset the decrease in occupancy at Landmark Apartments and Deer Creek Apartments. The decrease in other income is primarily due to a decrease in tenant charges at Deer Creek Apartments.

Total expenses increased for the three months ended March 31, 2000 primarily due to an increase in depreciation expense and general and administrative expense. Depreciation expense increased due to capital improvements completed during the past twelve months that are now being depreciated. General and administrative expenses increased due to Partnership management fees accrued at March 31, 2000. Included in general and administrative expenses at both March 31, 2000 and 1999 are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

In March 2000, Atlanta Crossing Shopping Center, located in Montgomery, Alabama, was sold to an unaffiliated party for $2,875,000. After payment of closing expenses, the net sales proceeds received by the Partnership were approximately $2,746,000. For financial statement purposes, the sale resulted in a gain of approximately $2,060,000, which was recognized during the three months ended March 31, 2000.

Atlanta Crossing Shopping Center was the only commercial property owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of this property, the results of the commercial segment have been shown as income from discontinued operation on the consolidated statement of operations. Accordingly, the 1999 statement of operations has been restated to reflect this presentation. Revenues of this property were approximately $136,000 and $239,000 for the three months ended March 31, 2000 and 1999, respectively. Income from operations was approximately $61,000 and $98,000 for the three months ended March 31, 2000 and 1999, respectively.

The Partnership has a 14.4% investment in Princeton Meadows Golf Course Joint Venture. On February 26, 1999, the Joint Venture sold the Princeton Meadows Golf Course to an unaffiliated third party for gross sale proceeds of $5,100,000. The Joint Venture received net proceeds of $3,411,000 after payment of closing costs, and repayment of the mortgage principal and accrued interest. As of March 31, 1999, the Joint Venture recorded a gain on sale of approximately $2,885,000 after the write-off of undepreciated fixed assets. For the three months ended March 31, 1999, the Partnership realized equity in income of the Joint Venture of approximately $401,000, which included its equity in the gain on disposal of Princeton Meadows Golf Course of $415,000. For the three months ended March 31, 2000, Princeton Meadows Golf Course did not have any operations, therefore, the Partnership did not recognize any equity earnings from the Joint Venture.

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

Liquidity and Capital Resources

At March 31, 2000, the Partnership had cash and cash equivalents of approximately $6,035,000 compared to approximately $2,610,000 at March 31, 1999. The increase in cash and cash equivalents of approximately $1,806,000 since December 31, 1999 is due to approximately $873,000 of cash provided by operating activities and approximately $2,494,000 of cash provided by investing activities which was partially offset by approximately $1,561,000 of cash used in financing activities. Cash provided by investing activities consisted primarily of proceeds from the sale of Atlanta Crossing Shopping Center, and to a lesser extent, net withdrawals from escrow accounts maintained by the mortgage lenders, which was partially offset by property improvements and replacements. Cash used in financing activities consisted primarily of distributions to the partners and, to a lesser extent, payments of principal made on the mortgages encumbering the Partnership's properties. The Partnership invests its working capital reserves in money market accounts.

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

Deer Creek

During the three months ended March 31, 2000, the Partnership spent approximately $98,000 on capital improvements consisting primarily of appliances, exterior painting, air conditioning unit replacements, and major landscaping. These improvements were funded from Partnership reserves. The Partnership evaluated the capital improvement needs of the property for the year. The amount budgeted is approximately $233,000, consisting primarily of interior and exterior building improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Georgetown

During the three months ended March 31, 2000, the Partnership spent approximately $82,000 on capital improvements consisting primarily of carpet and vinyl replacement, structural improvements, and appliances. These improvements were funded from Partnership reserves and operating cash flow. The Partnership evaluated the capital improvement needs of the property for the year. The amount budgeted is approximately $500,000, consisting primarily of carpet and vinyl replacement, roof replacement, and structural improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Landmark

During the three months ended March 31, 2000, the Partnership spent approximately $31,000 on capital improvements consisting primarily of carpet and vinyl replacement and appliances. These improvements were funded from operating cash flow. The Partnership evaluated the capital improvement needs of the property for the year. The amount budgeted is approximately $88,000, consisting primarily of swimming pool improvements, air conditioning unit replacements, carpet and vinyl replacement, and major landscaping. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Atlanta Crossing

During  the  three  months  ended  March  31,  2000,   the   Partnership   spent
approximately $6,000 on capital improvements consisting of tenant improvements. The property was sold March 15, 2000.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $17,726,000, net of discount, is amortized over periods ranging from 29 to 30 years with balloon payments due in 2003. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

During the three months ended March 31, 2000, the Partnership paid a distribution of approximately $1,500,000 of which approximately $1,074,000 (approximately $1,063,000 to the limited partners or $10.65 per limited partnership unit) is from operations and approximately $426,000 (approximately $422,000 to the limited partners or $4.23 per limited partnership unit) is from proceeds from the sale of Princeton Meadows Golf Course Joint Venture. The distribution was accrued in December 1999. During the three months ended March 31, 1999, the Partnership did not pay any distributions to its partners. Future cash distributions will depend on the levels of cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit additional distributions to its partners during the remainder of 2000 or subsequent periods.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part I - Financial Information, Item I. Financial Statements, Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K filed in the first quarter of 2000:

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