Form 10QSB
period 2000-06-30
ANGELES INCOME PROPERTIES LTD II
filed 2000-08-14
CIK 711642

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


                    For the quarterly period ended June 30, 2000


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                         ANGELES INCOME PROPERTIES, LTD. II

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                          (in thousands, except unit data)

                                  June 30, 2000

Assets

   Cash and cash equivalents                                                 $   536
   Receivables and deposits                                                      568
   Restricted escrows                                                            283
   Other assets                                                                  305
   Investment in joint venture                                                     2
   Investment properties:
      Land                                                    $  1,984
      Buildings and related personal property                   30,998
                                                                32,982

      Less accumulated depreciation                            (23,464)        9,518
                                                                            $ 11,212

Liabilities and Partners' Deficit
Liabilities

   Accounts payable                                                          $   166
   Tenant security deposit liabilities                                           282
   Accrued property taxes                                                        176
   Other liabilities                                                             217
   Due to affiliates                                                             108
   Mortgage notes payable                                                     17,669

Partners' Deficit

   General partners                                            $  (514)
   Limited partners (99,784 units issued and
      outstanding)                                              (6,892)       (7,406)
                                                                            $ 11,212

            See Accompanying Notes to Consolidated Financial Statements

b)

                         ANGELES INCOME PROPERTIES, LTD. II

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)

                                                 Three Months Ended      Six Months Ended
                                                      June 30,               June 30,
                                                  2000       1999        2000        1999
Revenues:                                                 (Restated)              (Restated)
  Rental income                                 $ 1,610     $ 1,567     $ 3,215     $ 3,142
  Other income                                      158         119         244         208
        Total revenues                            1,768       1,686       3,459       3,350

Expenses:
  Operating                                         550         531       1,076       1,061
  General and administrative                         50          78         162         149
  Depreciation                                      443         380         866         781
  Interest                                          335         357         686         714
  Property taxes                                    107         143         247         281
        Total expenses                            1,485       1,489       3,037       2,986

Income before equity in income of
  joint venture, discontinued operation,
  and extraordinary item                            283         197         422         364
Equity in income of joint venture                    --          26          --         427

Income before discontinued operation and
  extraordinary item                                283         223         422         791
Income (loss) from discontinued operation            55         (48)        116          50
Gain on sale of discontinued operation               --          --       2,060          --
Income before extraordinary item                    338         175       2,598         841
Equity in extraordinary loss on early
  extinguishment of debt of joint venture            --          --          --          (1)

 Net income                                      $  338       $ 175     $ 2,598       $ 840

Net income allocated to general partners              3           2         111           8
Net income allocated to limited partners            335         173       2,487         832

                                                 $  338       $ 175     $ 2,598       $ 840
Per limited partnership unit:
  Income before discontinued operation
   and extraordinary item                        $ 2.81      $ 2.21     $ 4.19       $ 7.85
  Income (loss) from discontinued operation        0.55       (0.48)      1.15         0.50
  Gain on sale of discontinued operation             --          --      19.58           --
  Extraordinary item                                 --          --         --        (0.01)

Net income                                       $ 3.36     $  1.73    $ 24.92       $ 8.34

Distributions per limited partnership unit      $ 51.19      $   --    $ 51.19       $   --

            See Accompanying Notes to Consolidated Financial Statements

c)

                         ANGELES INCOME PROPERTIES, LTD. II

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)

                          (in thousands, except unit data)



                                      Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions         100,000         $   1      $50,000    $50,001

Partners' deficit at
   December 31, 1999                    99,784        $ (487)     $(4,271)   $(4,758)

Distributions to partners                   --          (138)      (5,108)    (5,246)

Net income for the six months
   ended June 30, 2000                      --           111        2,487      2,598

Partners' deficit at
   June 30, 2000                        99,784        $ (514)     $(6,892)   $(7,406)


            See Accompanying Notes to Consolidated Financial Statements

d)
                         ANGELES INCOME PROPERTIES, LTD. II

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)

                                                                  Six Months Ended
                                                                      June 30,

                                                                  2000        1999
Cash flows from operating activities:

  Net income                                                    $ 2,598       $  840
  Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation                                                  866          853
      Amortization of discounts, loan costs and lease
        commissions                                                  45           49
      Bad debt expense, net                                          --           75
      Equity in income of joint venture                              --         (427)
      Equity in extraordinary loss on early extinguishment
        of debt of joint venture                                     --            1
      Loss on disposal of property                                   --           35
      Gain on sale of investment property                        (2,060)          --
      Change in accounts:
        Receivables and deposits                                   (218)          18
        Other assets                                                158          (42)
        Accounts payable                                             78           (6)
        Tenant security deposit liabilities                          (7)          13
        Accrued property taxes                                       37          (19)
        Due to affiliates                                          (206)          --
        Other liabilities                                          (225)         (53)

          Net cash provided by operating activities               1,066        1,337

Cash flows from investing activities:

  Property improvements and replacements                           (757)        (265)
  Net withdrawals from restricted escrows                            32           54
  Proceeds from sale of investment property                       2,746           --
  Distributions from joint venture                                   --          380
  Repayment of advances to joint venture                             --           46

          Net cash provided by investing activities               2,021          215

Cash flows from financing activities:

  Payments on mortgage notes payable                               (120)        (110)
  Distributions to partners                                      (6,660)          --

          Net cash used in financing activities                  (6,780)        (110)

Net (decrease) increase in cash and cash equivalents             (3,693)       1,442

Cash and cash equivalents at beginning of period                  4,229        2,063

Cash and cash equivalents at end of period                       $  536      $ 3,505

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $  664        $ 674

At December 31, 1999, approximately $157,000 of property improvements and replacements were included in accounts payable.

At June 30, 2000, Due to affiliates and Distributions to partners were adjusted by approximately $86,000 due to the general partner distribution on the sale of Atlanta Crossing Shopping Center.

Distributions to partners of approximately $1,500,000 were declared at December 31, 1999 and paid in January 2000.

            See Accompanying Notes to Consolidated Financial Statements

e)

                         ANGELES INCOME PROPERTIES, LTD. II

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Income Properties, Ltd. II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the
"Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

Note C - Investment in Joint Venture

The  Partnership  has a 14.4%  investment  in  Princeton  Meadows Golf Course JV
("Joint Venture"). On February 26, 1999, the Joint Venture sold its only investment property, Princeton Meadows Golf Course, to an unaffiliated third party. The sale resulted in net proceeds of approximately $3,411,000 after payment of closing costs and repayment of mortgage principal and accrued interest. As of June 30, 1999, the Joint Venture recorded a gain on sale of approximately $3,108,000 after the write-off of undepreciated fixed assets. In connection with the sale, a commission of approximately $153,000 was paid to the Joint Venture's managing general partner in accordance with the Joint Venture Agreement. The Partnership's 1999 pro-rata share of this gain at June 30, 1999 was approximately $448,000 and its equity in loss on operations of the Joint Venture at June 30, 1999 amounted to approximately $21,000. The Joint Venture also recognized an extraordinary loss on early extinguishment of debt of approximately $7,000 as a result of unamortized loan costs being written off. The Partnership's pro-rata share of this extraordinary loss is approximately $1,000.

Condensed balance sheet information of the Joint Venture at June 30, 2000, is as follows (in thousands):

      Assets
      Cash                                                $ 16
         Total                                            $ 16

      Liabilities and Partners' Capital
      Other Liabilities                                   $  6
      Partners' capital                                     10
         Total                                            $ 16

The condensed statement of operations of the Joint Venture for the three and six months ended June 30, 1999 is summarized as follows (in thousands):

                                            Three Months Ended     Six Months Ended
                                               June 30, 1999         June 30, 1999

Revenues                                           $  61                  $ 91
Costs and expenses                                  (100)                 (231)
Loss before gain on sale of investment
  property and extraordinary loss on
  extinguishment of debt                             (39)                 (140)
Gain on sale of investment property                  223                 3,108
Extraordinary loss on extinguishment
  of debt                                             --                    (7)
Net income                                         $ 184                $2,961

The Partnership recognized its 14.4% equity income of approximately $427,000 in the Joint Venture for the six months ended June 30, 1999. The Partnership also realized an extraordinary loss on extinguishment of debt of $1,000 for the six months ended June 30, 1999. Due to the sale of Princeton Meadows Golf Course in February 1999, the Joint Venture had no operations during the six months ended June 30, 2000. Therefore, the Partnership did not recognize any equity in income of the Joint Venture for the six months ended June 30, 2000. In addition, the Partnership anticipates that after filing the final tax return of the Joint Venture during the third quarter of 2000, all remaining assets and liabilities of the Joint Venture will be liquidated.

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Managing General Partner and affiliates during the six months ended June 30, 2000 and 1999:

                                                              2000       1999
                                                              (in thousands)
   Property management fees (included in
     operating expenses)                                     $ 169      $ 169
   Reimbursement for services of affiliates
     (included in operating expense, general and
      administrative expense and investment properties)         81        114
   Due (to) from affiliate                                    (108)        26
   Disposition fee (included in general partner
      distribution)                                             86         --

During the six months ended June 30, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates approximately $169,000 for both of the six months ended June 30, 2000 and 1999.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $81,000 and $114,000 for the six months ended June 30, 2000 and 1999, respectively.

The Partnership Agreement provides for a fee equal to 10% of "Net cash flow from operations," as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. The amount of the fee for the quarter ended June 30, 2000 was $22,000. It is included in "Due to affiliates" on the consolidated balance sheet.

Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a distribution equal to 3% of the aggregate disposition price of sold properties. The Partnership accrued a distribution of approximately $86,000 to the Managing General Partner related to the sale of Atlanta Crossing Shopping Center in March 2000. This amount is subordinate to the limited partners receiving their original capital contributions plus a cumulative preferred return of 6% per annum of their adjusted capital investment, as defined in the Partnership Agreement. When the limited partners receive these returns, the distribution will be paid to the Managing General Partner. This amount is included in "Due to affiliates" on the consolidated balance sheet for the six months ended June 30, 2000.

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

AIMCO and its affiliates currently own 49,727 limited partnership units in the Partnership representing 49.83% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. In this regard, on July 24, 2000, an affiliate of AIMCO commenced a tender offer to purchase any and all of the remaining Partnership interests for a purchase price of $165.00. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 49.83% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Note E - Sale of Discontinued Operation

In March 2000, Atlanta Crossing Shopping Center, located in Montgomery, Alabama, was sold to an unaffiliated party for $2,875,000. After payment of closing expenses, the net sales proceeds received by the Partnership were approximately $2,746,000. For financial statement purposes, the sale resulted in a gain of approximately $2,060,000, which was recognized during the six months ended June 30, 2000.

Atlanta Crossing Shopping Center was the only commercial property owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of this property, the results of the commercial segment have been shown as income from discontinued operation on the consolidated statement of operations. Accordingly, the 1999 statement of operations has been restated to reflect this presentation. Revenues of this property were approximately $195,000 and $271,000 for the six months ended June 30, 2000 and 1999, respectively. Revenues of this property were approximately $59,000 and $32,000 for the three month periods ended June 30, 2000 and 1999, respectively. Income from operations was approximately $116,000 and $50,000 for the six months ended June 30, 2000 and 1999, respectively. Income (loss) from operations was approximately $55,000 and $(48,000) for the three month periods ended June 30, 2000 and 1999, respectively.

Note F - Distributions

During the six months ended June 30, 2000, the Partnership paid a distribution that was accrued in December 1999 of approximately $1,500,000 of which approximately $1,074,000 (approximately $1,063,000 to the limited partners or $10.65 per limited partnership unit) is from operations and approximately $426,000 (approximately $422,000 to the limited partners or $4.23 per limited partnership unit) is from proceeds from the sale of Princeton Meadows Golf Course Joint Venture. During the six months ended June 30, 2000, the Partnership declared and paid distributions of approximately $5,246,000 (approximately $5,108,000 to the limited partners or $51.19 per limited partnership unit) of which approximately $2,450,000 (approximately $2,426,000 to the limited partners or $24.31 per limited partnership unit) is from operations and approximately $2,796,000 (approximately $2,682,000 to the limited partners or $26.88 per limited partnership unit) is from proceeds from the sale of Atlanta Crossing Shopping Center. Pursuant to the Partnership Agreement, the Partnership accrued a distribution of approximately $86,000 to the Managing General Partner related to the sale of Atlanta Crossing Shopping Center in March 2000. During the six months ended June 30, 1999, the Partnership did not pay any distributions to its partners.

Note G - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues: The Partnership had two reportable segments: residential properties and commercial properties. The Partnership's residential property segment consists of three apartment complexes, one each in New Jersey, Indiana, and North Carolina. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. The commercial property segment consisted of a retail shopping center located in Montgomery, Alabama. This property leased space to a discount store, various specialty retail outlets, and several restaurants at terms ranging from twelve months to twenty years. The commercial property was sold on March 15, 2000. Therefore, the commercial segment is reflected as discontinued operations.

Measurement of segment profit or loss: The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segments are the same as those of the Partnership as described in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

Factors management used to identify the enterprise's reportable segment: The Partnership's reportable segments are investment properties that offer different products and services. The reportable segments are each managed separately because they provide distinct services with different types of products and customers.

Segment information for the three and six month periods ended June 30, 2000 and 1999 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segments.

      Three months ended
         June 30, 2000           Residential    Commercial       Other       Totals
                                              (discontinued)
Rental income                      $ 1,610         $   --          $ --      $ 1,610
Other income                           126             --            32          158
Interest expense                       335             --            --          335
Depreciation                           443             --            --          443
General and administrative
  expense                               --             --            50           50
Income from discontinued
  operation                             --             55            --           55
Segment profit (loss)                  301             55           (18)         338


       Six months ended
         June 30, 2000           Residential    Commercial       Other       Totals
                                              (discontinued)
Rental income                      $ 3,215         $   --          $ --      $ 3,215
Other income                           202             --            42          244
Interest expense                       686             --            --          686
Depreciation                           866             --            --          866
General and administrative
  expense                               --             --           162          162
Income from discontinued
  operation                             --            116            --          116
Gain on sale of discontinued
  operation                             --          2,060            --        2,060
Segment profit (loss)                  542          2,176          (120)       2,598
Total assets                        11,020             --           136       11,156
Capital expenditures for
  investment properties                594              6            --          600


      Three months ended
         June 30, 1999           Residential    Commercial       Other       Totals
                                              (discontinued)
Rental income                      $ 1,567         $   --          $ --      $ 1,567
Other income                           102             --            17          119
Interest expense                       357             --            --          357
Depreciation                           380             --            --          380
General and administrative
  expense                               --             --            78           78
Equity in income of
  joint venture                         --             --            26           26
Loss from discontinued

  operation                             --            (48)           --          (48)
Segment profit (loss)                  258            (48)          (35)         175


       Six months ended
         June 30, 1999           Residential    Commercial       Other       Totals
                                              (discontinued)
Rental income                      $ 3,142           $ --          $ --      $ 3,142
Other income                           183             --            25          208
Interest expense                       714             --            --          714
Depreciation                           781             --            --          781
General and administrative
  expense                               --             --           149          149
Equity in income of
  joint venture                         --             --           427          427
Income from discontinued

  operation                             --             50            --           50
Equity in extraordinary
  loss on the early
  extinguishment of debt
  of joint venture                      --             --            (1)          (1)
Segment profit                         488             50           302          840
Total assets                        12,920            883         2,084       15,887
Capital expenditures for
  investment properties                265             --            --          265

Note H - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for both of the six months ended June 30, 2000 and 1999:

                                         Average Occupancy

Property                                 2000        1999

Deer Creek Apartments                     98%         98%
   Plainsboro, New Jersey
Georgetown Apartments                     96%         94%
   South Bend, Indiana
Landmark Apartments                       89%         93%
   Raleigh, North Carolina

The Managing General Partner attributes the decrease in occupancy at Landmark Apartments to increased competition in the Raleigh, North Carolina area and an increase in home purchases.

Results of Operations

The Partnership's net income for the six months ended June 30, 2000 was approximately $2,598,000 compared to approximately $840,000 for the six months ended June 30, 1999. The Partnership's net income for the three month period ended June 30, 2000 was approximately $338,000 compared to approximately $175,000 for the three month period ended June 30, 1999. The increase in net income for the six months ended June 30, 2000 is attributable to the sale of Atlanta Crossing Shopping Center in March 2000 (see discussion below).

Excluding the operations of and the gain on the sale of the discontinued operation, the Partnership had income from continuing operations before the extraordinary item of approximately $422,000 for the six months ended June 30, 2000, compared to approximately $791,000 for the six months ended June 30, 1999. The Partnership had income from continuing operations before the extraordinary item of approximately $283,000 for the three month period ended June 30, 2000, compared to approximately $223,000 for the three month period ended June 30, 1999. The decrease in income for the six months ended June 30, 2000 is due primarily to the decrease in equity in income of the joint venture due to the sale of Princeton Meadows Golf Course, as discussed below.

Excluding the operations of and the gain on the sale of the discontinued operation and the equity in income of the joint venture, the Partnership had income of approximately $422,000 for the six months ended June 30, 2000, compared to approximately $364,000 for the six months ended June 30, 1999. Excluding the operations of and the gain on the sale of the discontinued operation and the equity in income of the joint venture, the Partnership had income of approximately $283,000 for the three month period ended June 30, 2000, compared to approximately $197,000 for the three month period ended June 30, 1999. The increase in income for the six months ended June 30, 2000 is due to an increase in total revenues which was partially offset by an increase in total expenses. The increase in income for the three month period ended June 30, 2000 is due to an increase in total revenues and, to a lesser extent, a slight decrease in total expenses.

The increase in total revenues for the three and six month periods ended June 30, 2000 is due to an increase in rental income and other income. The increase in rental income is the result of increased average rental rates at all of the Partnership's residential properties which more than offset the decrease in occupancy at Landmark Apartments. The increase in other income is primarily due to an increase in interest income as a result of a higher cash balance in interest-bearing accounts.

Total expenses increased for the six months ended June 30, 2000 primarily due to increases in operating, depreciation, and general and administrative expenses partially offset by a decrease in property tax expense. Total expenses decreased slightly for the three months ended June 30, 2000 due to a decrease in property tax expense and general and administrative expenses partially offset by an increase in operating expenses and depreciation expense. Operating expenses increased for the three and six month periods ended June 30, 2000 due to an increase in utility expense at Deer Creek Apartments. Depreciation expense increased for the three and six month periods ended June 30, 2000 due to capital improvements completed during the past twelve months. Property tax expense decreased for the three and six month periods ended June 30, 2000 due to the timing of the receipt of the property tax bills. General and administrative expenses increased for the six months ended June 30, 2000 due to an increase in professional fees associated with the administration of the Partnership. General and administrative expenses decreased for the three month period ended June 30, 2000 due to reduced Partnership management fees accrued at June 30, 2000. Included in general and administrative expenses at both June 30, 2000 and 1999 are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

In March 2000, Atlanta Crossing Shopping Center, located in Montgomery, Alabama, was sold to an unaffiliated party for $2,875,000. After payment of closing expenses, the net sales proceeds received by the Partnership were approximately $2,746,000. For financial statement purposes, the sale resulted in a gain of approximately $2,060,000, which was recognized during the six months ended June 30, 2000.

Atlanta Crossing Shopping Center was the only commercial property owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of this property, the results of the commercial segment have been shown as income from discontinued operation on the consolidated statement of operations. Accordingly, the 1999 statement of operations has been restated to reflect this presentation. Revenues of this property were approximately $195,000 and $271,000 for the six months ended June 30, 2000 and 1999, respectively. Revenues of this property were approximately $59,000 and $32,000 for the three months ended June 30, 2000 and 1999, respectively. Income from operations was approximately $116,000 and $50,000 for the six months ended June 30, 2000 and 1999, respectively. Income (loss) from operations was approximately $55,000 and $(48,000) for the three month periods ended June 30, 2000 and 1999, respectively.

The Partnership has a 14.4% investment in Princeton Meadows Golf Course Joint Venture. On February 26, 1999, the Joint Venture sold the Princeton Meadows Golf Course to an unaffiliated third party for gross sale proceeds of $5,100,000. The Joint Venture received net proceeds of $3,411,000 after payment of closing costs, and repayment of the mortgage principal and accrued interest. As of June 30, 1999, the Joint Venture recorded a gain on sale of approximately $3,108,000 after the write-off of undepreciated fixed assets. For the six months ended June 30, 1999 the Partnership realized equity in income of the Joint Venture of approximately $427,000 which included its equity in the gain on disposal of Princeton Meadows Golf Course of $448,000. For the six months ended June 30, 2000, Princeton Meadows Golf Course did not have any operations, therefore, the Partnership did not recognize any equity earnings from the Joint Venture.

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

Liquidity and Capital Resources

At June 30, 2000, the Partnership had cash and cash equivalents of approximately $536,000 compared to approximately $3,505,000 at June 30, 1999. The decrease in cash and cash equivalents of approximately $3,693,000 since December 31, 1999 is due to approximately $6,780,000 of cash used in financing activities which was partially offset by approximately $2,021,000 of cash provided by investing activities and approximately $1,066,000 of cash provided by operating activities. Cash used in financing activities consisted primarily of distributions to the partners and, to a lesser extent, payments of principal made on the mortgages encumbering the Partnership's properties. Cash provided by investing activities consisted primarily of proceeds from the sale of Atlanta Crossing Shopping Center, and to a lesser extent, net withdrawals from escrow accounts maintained by the mortgage lenders, which was partially offset by property improvements and replacements.

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

Deer Creek

During the six months ended June 30, 2000, the Partnership spent approximately $222,000 on budgeted and non-budgeted capital improvements consisting primarily of parking lot resurfacing, appliances, exterior painting, air conditioning unit replacements, and major landscaping. These improvements were funded from Partnership reserves and operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the year 2000. The amount budgeted is approximately $233,000, consisting primarily of interior and exterior building improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Georgetown

During the six months ended June 30, 2000, the Partnership spent approximately $262,000 on capital improvements consisting primarily of carpet and vinyl replacement, structural improvements, submetering improvements, and appliances. These improvements were funded from Partnership reserves and operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the year 2000. The amount budgeted is approximately $559,000, consisting primarily of carpet and vinyl replacement, roof replacement, and structural improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Landmark

During the six months ended June 30, 2000, the Partnership spent approximately $110,000 on budgeted and non-budgeted capital improvements consisting primarily of carpet and vinyl replacement, structural improvements, and appliances. These improvements were funded from Partnership reserves and operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the year 2000. The amount budgeted is approximately $95,000, consisting primarily of swimming pool improvements, air conditioning unit replacements, carpet and vinyl replacement, appliances, and major landscaping. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Atlanta Crossing

During the six months ended June 30, 2000, the Partnership spent approximately $6,000 on capital improvements consisting of tenant improvements. The property was sold March 15, 2000.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $17,669,000, net of discount, is amortized over periods ranging from 29 to 30 years with balloon payments due in 2003. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

During the six months ended June 30, 2000, the Partnership paid a distribution that was accrued in December 1999 of approximately $1,500,000 of which approximately $1,074,000 (approximately $1,063,000 to the limited partners or $10.65 per limited partnership unit) is from operations and approximately $426,000 (approximately $422,000 to the limited partners or $4.23 per limited partnership unit) is from proceeds from the sale of Princeton Meadows Golf Course Joint Venture. During the six months ended June 30, 2000, the Partnership declared and paid distributions of approximately $5,246,000 (approximately $5,108,000 to the limited partners or $51.19 per limited partnership unit) of which approximately $2,450,000 (approximately $2,426,000 to the limited partners or $24.31 per limited partnership unit) is from operations and approximately $2,796,000 (approximately $2,682,000 to the limited partners or $26.88 per limited partnership unit) is from proceeds from the sale of Atlanta Crossing Shopping Center. Pursuant to the Partnership Agreement, the Partnership accrued a distribution of approximately $86,000 to the Managing General Partner related to the sale of Atlanta Crossing Shopping Center in March 2000. During the six months ended June 30, 1999, the Partnership did not pay any distributions to its partners. Future cash distributions will depend on the levels of cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit additional distributions to its partners during the remainder of 2000 or subsequent periods.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2000:

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