Form 10QSB
period 2000-09-30
ANGELES INCOME PROPERTIES LTD II
filed 2000-11-09
CIK 711642

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


                 For the quarterly period ended September 30, 2000


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



ITEM 1.     FINANCIAL STATEMENTS


a)

                         ANGELES INCOME PROPERTIES, LTD. II

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                               September 30, 2000



Assets
   Cash and cash equivalents                                                 $   928
   Receivables and deposits                                                      562
   Restricted escrows                                                            114
   Other assets                                                                  289
   Investment in joint venture                                                     2
   Investment properties:
      Land                                                    $  1,984
      Buildings and related personal property                   31,424
                                                                33,408
      Less accumulated depreciation                            (23,897)        9,511
                                                                            $ 11,406

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $   98
   Tenant security deposit liabilities                                           283
   Accrued property taxes                                                        253
   Other liabilities                                                             215
   Due to affiliates                                                             335
   Mortgage notes payable                                                     17,612

Partners' Deficit
   General partners                                            $  (513)
   Limited partners (99,784 units issued and
      outstanding)                                              (6,877)       (7,390)
                                                                            $ 11,406

            See Accompanying Notes to Consolidated Financial Statements

b)

                         ANGELES INCOME PROPERTIES, LTD. II

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)

                                                 Three Months Ended      Nine Months Ended
                                                   September 30,           September 30,
                                                  2000       1999        2000        1999
Revenues:                                                 (Restated)              (Restated)
  Rental income                                 $ 1,628     $ 1,605     $ 4,843     $ 4,747
  Other income                                       97          97         341         305
        Total revenues                            1,725       1,702       5,184       5,052

Expenses:
  Operating                                         600         478       1,676       1,539
  General and administrative                        163          83         325         232
  Depreciation                                      433         400       1,299       1,181
  Interest                                          357         355       1,043       1,069
  Property taxes                                    154         135         401         416
        Total expenses                            1,707       1,451       4,744       4,437

Income before equity in (loss) income of
  joint venture, discontinued operation,
  and extraordinary item                             18         251         440         615
Equity in (loss) income of joint venture             --          (3)         --         424

Income before discontinued operation and
  extraordinary item                                 18         248         440       1,039
(Loss) income from discontinued operation            (2)         65         114         115
Gain on sale of discontinued operation               --          --       2,060          --
Income before extraordinary item                     16         313       2,614       1,154
Equity in extraordinary loss on early
  extinguishment of debt of joint venture            --          --          --          (1)

 Net income                                       $  16       $ 313     $ 2,614     $ 1,153

Net income allocated to general partners             --           3         112          12
Net income allocated to limited partners             16         310       2,502       1,141

                                                  $  16       $ 313     $ 2,614     $ 1,153
Per limited partnership unit:
  Income before discontinued operation
   and extraordinary item                        $ 0.18     $  2.46      $ 4.36     $ 10.30
  (Loss) income from discontinued operation       (0.02)       0.65        1.13        1.14
  Gain on sale of discontinued operation             --          --       19.58          --
  Extraordinary item                                 --          --          --       (0.01)

Net income                                       $ 0.16     $ 3.11      $ 25.07     $ 11.43

Distributions per limited partnership unit        $  --     $ 6.95      $ 51.19     $  6.95

            See Accompanying Notes to Consolidated Financial Statements

c)

                         ANGELES INCOME PROPERTIES, LTD. II

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)



                                      Limited
                                     Partnership     General     Limited
                                        Units        Partners    Partners     Total

Original capital contributions         100,000        $    1      $50,000    $50,001

Partners' deficit at
   December 31, 1999                    99,784        $ (487)     $(4,271)   $(4,758)

Distributions to partners                   --          (138)      (5,108)    (5,246)

Net income for the nine months
   ended September 30, 2000                 --           112        2,502      2,614

Partners' deficit at
   September 30, 2000                   99,784        $ (513)     $(6,877)   $(7,390)

            See Accompanying Notes to Consolidated Financial Statements

d)
                         ANGELES INCOME PROPERTIES, LTD. II

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2000        1999
Cash flows from operating activities:
  Net income                                                    $ 2,614      $ 1,153
  Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation                                                1,299        1,288
      Amortization of discounts, loan costs and lease
        commissions                                                  65           74
      Bad debt expense, net                                          --           53
      Equity in income of joint venture                              --         (424)
      Equity in extraordinary loss on early extinguishment
        of debt of joint venture                                     --            1
      Loss on disposal of property                                   --           35
      Gain on sale of investment property                        (2,060)          --
      Change in accounts:
        Receivables and deposits                                   (212)         (27)
        Other assets                                                157          (38)
        Accounts payable                                             10          (60)
        Tenant security deposit liabilities                          (6)          19
        Accrued property taxes                                      114           57
        Due to affiliates                                          (158)          --
        Other liabilities                                          (227)         (47)

          Net cash provided by operating activities               1,596        2,084

Cash flows from investing activities:
  Property improvements and replacements                         (1,183)        (428)
  Net withdrawals from restricted escrows                           201          583
  Proceeds from sale of investment property                       2,746           --
  Distributions from joint venture                                   --          380
  Repayment of advances to joint venture                             --           46

          Net cash provided by investing activities               1,764          581

Cash flows from financing activities:
  Payments on mortgage notes payable                               (180)        (167)
  Advance from affiliate                                            265           --
  Distributions to partners                                      (6,746)        (700)

          Net cash used in financing activities                  (6,661)        (867)

Net (decrease) increase in cash and cash equivalents             (3,301)       1,798

Cash and cash equivalents at beginning of period                  4,229        2,063

Cash and cash equivalents at end of period                       $  928      $ 3,861

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $  996      $ 1,010

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

            See Accompanying Notes to Consolidated Financial Statements

e)

                         ANGELES INCOME PROPERTIES, LTD. II

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Income Properties, Ltd. II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the
"Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

Note C - Investment in Joint Venture

The  Partnership  has a 14.4%  investment  in  Princeton  Meadows Golf Course JV
("Joint Venture"). On February 26, 1999, the Joint Venture sold its only investment property, Princeton Meadows Golf Course, to an unaffiliated third party. The sale resulted in net proceeds of approximately $3,411,000 after payment of closing costs and repayment of mortgage principal and accrued interest. As of September 30, 1999, the Joint Venture recorded a gain on sale of approximately $3,088,000 after the write-off of undepreciated fixed assets. In connection with the sale, a commission of approximately $153,000 was paid to the Joint Venture's managing general partner in accordance with the Joint Venture Agreement. The Partnership's 1999 pro-rata share of this gain at September 30, 1999 was approximately $445,000 and its equity in loss on operations of the Joint Venture at September 30, 1999 amounted to approximately $21,000. The Joint Venture also recognized an extraordinary loss on early extinguishment of debt of approximately $7,000 as a result of unamortized loan costs being written off. The Partnership's pro-rata share of this extraordinary loss is approximately $1,000.

Condensed balance sheet information of the Joint Venture at September 30, 2000, is as follows (in thousands):

      Assets
      Cash                                                $ 16
         Total                                            $ 16

      Liabilities and Partners' Capital
      Other Liabilities                                   $  6
      Partners' capital                                     10
         Total                                            $ 16

The condensed statement of operations of the Joint Venture for the three and nine months ended September 30, 1999 is summarized as follows (in thousands):

                                            Three Months Ended     Nine Months Ended
                                            September 30, 1999    September 30, 1999

Revenues                                            $  4                 $  94
Costs and expenses                                    --                  (230)
Income (loss) before (loss) gain on sale
  of investment property and
  extraordinary loss on extinguishment
  of debt                                              4                  (136)
(Loss) gain on sale of investment
  property                                           (20)                3,088
Extraordinary loss on extinguishment
  of debt                                             --                    (7)
Net (loss) income                                  $ (16)               $2,945

The Partnership's 14.4% equity interest in the income of the Joint Venture for the nine months ended September 30, 1999 was approximately $424,000. Due to the sale of Princeton Meadows Golf Course in February 1999, the Joint Venture had no operations during the nine months ended September 30, 2000. Therefore, the Partnership did not recognize any equity in income of the Joint Venture for the nine months ended September 30, 2000. The Partnership anticipates that all remaining assets and liabilities of the Joint Venture will be liquidated in the fourth quarter of 2000.

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Managing General Partner and affiliates during the nine months ended September 30, 2000 and 1999:

                                                              2000       1999
                                                              (in thousands)
   Property management fees (included in
     operating expenses)                                      $255       $254
   Reimbursement for services of affiliates
     (included in operating expense, general and
     administrative expense and investment properties)         153        152
   Due to affiliate                                            335         --
   Disposition fee (included in general partner
     distribution)                                              86         --

During the nine months ended September 30, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates approximately $255,000 and $254,000 for the nine months ended September 30, 2000 and 1999, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $153,000 and $152,000 for the nine months ended September 30, 2000 and 1999, respectively.

The Partnership Agreement provides for a fee equal to 10% of "Net cash flow from operations," as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. The amount of the fee for the nine months ended September 30, 2000 was $70,000. It is included in "Due to affiliates" on the consolidated balance sheet.

During the third quarter of 2000, the Partnership received an advance from an affiliate of the Managing General Partner in the amount of approximately $265,000. This advance was repaid subsequent to September 30, 2000.

Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a distribution equal to 3% of the aggregate disposition price of sold properties. The Partnership paid a distribution of approximately $86,000 to the Managing General Partner related to the sale of Atlanta Crossing Shopping Center in March 2000. This amount is subordinate to the limited partners receiving their original capital contributions plus a cumulative preferred return of 6% per annum of their adjusted capital investment, as defined in the Partnership Agreement. If the limited partners have not received these returns when the Partnership terminates, the Managing General Partner will return this amount to the Partnership.

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

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 52,645 limited partnership units in the Partnership representing 52.76% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. In this regard, on July 24, 2000, an affiliate of AIMCO commenced a tender offer to purchase any and all of the remaining Partnership interests for a purchase price of $165.00. As a result of this tender offer, AIMCO acquired an additional 2,732 limited partnership units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 52.76% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Note E - Sale of Discontinued Operation

In March 2000, Atlanta Crossing Shopping Center, located in Montgomery, Alabama, was sold to an unaffiliated party for $2,875,000. After payment of closing expenses, the net sales proceeds received by the Partnership were approximately $2,746,000. For financial statement purposes, the sale resulted in a gain of approximately $2,060,000, which was recognized during the nine months ended September 30, 2000.

Atlanta Crossing Shopping Center was the only commercial property owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of this property, the results of the commercial segment have been shown as (loss) income from discontinued operation on the consolidated statements of operations. Accordingly, the 1999 statement of operations has been restated to reflect this presentation. Revenues of this property were approximately $193,000 and $454,000 for the nine months ended September 30, 2000 and 1999, respectively. There were no revenues for this property during the three months ended September 30, 2000. Revenues of this property were approximately $183,000 for the three month period ended September 30, 1999. Income from operations was approximately $114,000 and $115,000 for the nine months ended September 30, 2000 and 1999, respectively. (Loss) income from operations was approximately $(2,000) and $65,000 for the three month periods ended September 30, 2000 and 1999, respectively.

Note F - Distributions

During the nine months ended September 30, 2000, the Partnership paid a distribution that was accrued in December 1999 of approximately $1,500,000 of which approximately $1,074,000 (approximately $1,063,000 to the limited partners or $10.65 per limited partnership unit) was from operations and approximately $426,000 (approximately $422,000 to the limited partners or $4.23 per limited partnership unit) was from proceeds from the sale of Princeton Meadows Golf Course Joint Venture. During the nine months ended September 30, 2000, the
Partnership declared and paid distributions of approximately $5,246,000 (approximately $5,108,000 to the limited partners or $51.19 per limited partnership unit) of which approximately $2,500,000 (approximately $2,476,000 to the limited partners or $24.81 per limited partnership unit) was from operations and approximately $2,746,000 (approximately $2,632,000 to the limited partners or $26.38 per limited partnership unit) was from proceeds from the sale of Atlanta Crossing Shopping Center. Pursuant to the Partnership Agreement, the Partnership accrued and paid a distribution of approximately $86,000 to the Managing General Partner related to the sale of Atlanta Crossing Shopping Center in March 2000. Subsequent to September 30, 2000, the Partnership declared a distribution of approximately $258,000 (approximately $255,000 to the limited partners or $2.56 per limited partnership unit) from operations. During the nine months ended September 30, 1999, the Partnership paid a distribution in the amount of $700,000 (approximately $693,000 to the limited partners or $6.95 per limited partnership unit) from operations.

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

Segment information for the three and nine month periods ended September 30, 2000 and 1999 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segments.

      Three Months Ended
      September 30, 2000         Residential    Commercial       Other       Totals
                                              (discontinued)
Rental income                      $ 1,628         $   --          $ --      $ 1,628
Other income                            94             --             3           97
Interest expense                       357             --            --          357
Depreciation                           433             --            --          433
General and administrative
  expense                               --             --           163          163
Loss from discontinued
  operation                             --             (2)           --           (2)
Segment profit (loss)                  178             (2)         (160)          16


       Nine Months Ended
      September 30, 2000         Residential    Commercial       Other       Totals
                                              (discontinued)
Rental income                      $ 4,843         $   --          $ --      $ 4,843
Other income                           296             --            45          341
Interest expense                     1,043             --            --        1,043
Depreciation                         1,299             --            --        1,299
General and administrative
  expense                               --             --           325          325
Income from discontinued
  operation                             --            114            --          114
Gain on sale of discontinued
  operation                             --          2,060            --        2,060
Segment profit (loss)                  720          2,174          (280)       2,614
Total assets                        11,223             --           183       11,406
Capital expenditures for
  investment properties              1,020              6            --        1,026


      Three Months Ended
      September 30, 1999         Residential    Commercial       Other       Totals
                                              (discontinued)
Rental income                      $ 1,605         $   --          $ --      $ 1,605
Other income                            85             --            12           97
Interest expense                       355             --            --          355
Depreciation                           400             --            --          400
General and administrative
  expense                               --             --            83           83
Equity in loss of joint
  venture                               --             --            (3)          (3)
Income from discontinued
  operation                             --             65            --           65
Segment profit (loss)                  322             65           (74)         313


       Nine Months Ended
      September 30, 1999         Residential    Commercial       Other       Totals
                                              (discontinued)
Rental income                      $ 4,747         $   --          $ --      $ 4,747
Other income                           268             --            37          305
Interest expense                     1,069             --            --        1,069
Depreciation                         1,181             --            --        1,181
General and administrative
  expense                               --             --           232          232
Equity in income of
  joint venture                         --             --           424          424
Income from discontinued
  operation                             --            115            --          115
Equity in extraordinary
  loss on the early
  extinguishment of debt
  of joint venture                      --             --            (1)          (1)
Segment profit                         810            115           228        1,153
Total assets                        13,194            883         1,403       15,480
Capital expenditures for
  investment properties                423              5            --          428

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for both of the nine months ended September 30, 2000 and 1999:


                                         Average Occupancy
Property                                 2000        1999

Deer Creek Apartments                     98%         98%
   Plainsboro, New Jersey
Georgetown Apartments                     96%         95%
   South Bend, Indiana
Landmark Apartments                       89%         93%
   Raleigh, North Carolina

The Managing General Partner attributes the decrease in occupancy at Landmark Apartments to increased competition in the Raleigh, North Carolina area.

Results of Operations

The Partnership's net income for the nine months ended September 30, 2000 was approximately $2,614,000 compared to approximately $1,153,000 for the nine months ended September 30, 1999. The Partnership's net income for the three month period ended September 30, 2000 was approximately $16,000 compared to approximately $313,000 for the three month period ended September 30, 1999. The increase in net income for the nine months ended September 30, 2000 is attributable to the sale of Atlanta Crossing Shopping Center in March 2000 (see discussion below).

Excluding the operations of and the gain on the sale of the discontinued operation, the Partnership had income from continuing operations before the extraordinary item of approximately $440,000 for the nine months ended September 30, 2000, compared to approximately $1,039,000 for the nine months ended September 30, 1999. The Partnership had income from continuing operations before the extraordinary item of approximately $18,000 for the three month period ended September 30, 2000, compared to approximately $248,000 for the three month period ended September 30, 1999. The decrease in income for the nine months ended September 30, 2000 is due primarily to the decrease in equity in income of the joint venture due to the sale of Princeton Meadows Golf Course, as discussed below.

Excluding the operations of and the gain on the sale of the discontinued operation and the equity in (loss) income of the joint venture, the Partnership had income of approximately $440,000 for the nine months ended September 30, 2000, compared to approximately $615,000 for the nine months ended September 30, 1999. Excluding the operations of and the gain on the sale of the discontinued operation and the equity in income of the joint venture, the Partnership had income of approximately $18,000 for the three month period ended September 30, 2000, compared to approximately $251,000 for the three month period ended September 30, 1999. The decrease in income for the three and nine month periods ended September 30, 2000 is due to an increase in total expenses which was partially offset by an increase in total revenues.

The increase in total revenues for the nine month period ended September 30, 2000 is due to an increase in rental income and other income. The increase in total revenues for the three month period ended September 30, 2000 is due to an increase in rental income. The increase in rental income is the result of increased average rental rates at all of the Partnership's residential properties and increased occupancy at Georgetown which more than offset the decrease in occupancy at Landmark Apartments. The increase in other income for the nine month period ended September 30, 2000 is primarily due to an increase in interest income as a result of a higher cash balance in interest-bearing accounts.

Total expenses increased for the three and nine months ended September 30, 2000 primarily due to increases in operating, depreciation, and general and administrative expenses. Operating expenses increased due to an increase in salary expenses and maintenance costs at all of the Partnership's properties. Depreciation expense increased due to capital improvements completed during the past twelve months. General and administrative expenses increased due to an increase in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement and increased Partnership management fees accrued at September 30, 2000. Included in general and administrative expenses at both September 30, 2000 and 1999 are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Atlanta Crossing Shopping Center was the only commercial property owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of this property, the results of the commercial segment have been shown as income from discontinued operation on the consolidated statements of operations. Accordingly, the 1999 statement of operations has been restated to reflect this presentation. Revenues of this property were approximately $193,000 and $454,000 for the nine months ended September 30, 2000 and 1999, respectively. There were no revenues for this property during the three months ended September 30, 2000. Revenues of this property were approximately $183,000 for the three month period ended September 30, 1999. Income from operations was approximately $114,000 and $115,000 for the nine months ended September 30, 2000 and 1999, respectively. (Loss) income from operations was approximately $(2,000) and $65,000 for the three month periods ended September 30, 2000 and 1999, respectively.

The Partnership has a 14.4% investment in Princeton Meadows Golf Course Joint Venture. On February 26, 1999, the Joint Venture sold the Princeton Meadows Golf Course to an unaffiliated third party for gross sale proceeds of $5,100,000. The Joint Venture received net proceeds of $3,411,000 after payment of closing costs, and repayment of the mortgage principal and accrued interest. As of September 30, 1999, the Joint Venture recorded a gain on sale of approximately $3,088,000 after the write-off of undepreciated fixed assets. For the nine months ended September 30, 1999 the Partnership realized equity in income of the Joint Venture of approximately $424,000 which included its equity in the gain on disposal of Princeton Meadows Golf Course of $445,000. For the nine months ended September 30, 2000, Princeton Meadows Golf Course did not have any operations, therefore, the Partnership did not recognize any equity earnings from the Joint Venture.

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

Liquidity and Capital Resources

At September 30, 2000, the Partnership had cash and cash equivalents of approximately $928,000 compared to approximately $3,861,000 at September 30, 1999. The decrease in cash and cash equivalents of approximately $3,301,000 since December 31, 1999 is due to approximately $6,661,000 of cash used in financing activities which was partially offset by approximately $1,764,000 of cash provided by investing activities and approximately $1,596,000 of cash provided by operating activities. Cash used in financing activities consisted primarily of distributions to the partners and, to a lesser extent, payments of principal made on the mortgages encumbering the Partnership's properties. Cash provided by investing activities consisted primarily of proceeds from the sale of Atlanta Crossing Shopping Center, and to a lesser extent, net withdrawals from escrow accounts maintained by the mortgage lenders, which was partially offset by property improvements and replacements. The Partnership invests its working capital reserves in money market accounts.

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

Deer Creek

During the nine months ended September 30, 2000, the Partnership spent approximately $283,000 on budgeted and non-budgeted capital improvements consisting primarily of parking lot resurfacing, carpet and vinyl replacement, appliances, exterior painting, air conditioning unit replacements, and major landscaping. These improvements were funded from Partnership reserves and operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the year 2000. The amount budgeted is approximately $233,000, consisting primarily of appliances, cabinet replacement, and carpet and vinyl replacement. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Georgetown

During the nine months ended September 30, 2000, the Partnership spent approximately $550,000 on budgeted and non-budgeted capital improvements consisting primarily of carpet and vinyl replacement, structural improvements, submetering improvements, parking lot improvements, and appliances. These improvements were funded from Partnership reserves and operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the year 2000. The amount budgeted is approximately $559,000, consisting primarily of carpet and vinyl replacement, roof replacement, and structural improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Landmark

During the nine months ended September 30, 2000, the Partnership spent approximately $187,000 on budgeted and non-budgeted capital improvements consisting primarily of carpet and vinyl replacement, structural improvements, air conditioning unit replacement, and appliances. These improvements were funded from Partnership reserves and operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the year 2000. The amount budgeted is approximately $95,000, consisting primarily of swimming pool improvements, air conditioning unit replacements, carpet and vinyl replacement, appliances, and major landscaping. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Atlanta Crossing

During the nine months ended September 30, 2000, the Partnership spent approximately $6,000 on capital improvements consisting of tenant improvements. The property was sold March 15, 2000.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $17,612,000, net of discount, is amortized over periods ranging from 29 to 30 years with balloon payments due in 2003. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

During the nine months ended September 30, 2000, the Partnership paid a distribution that was accrued in December 1999 of approximately $1,500,000 of which approximately $1,074,000 (approximately $1,063,000 to the limited partners or $10.65 per limited partnership unit) was from operations and approximately $426,000 (approximately $422,000 to the limited partners or $4.23 per limited partnership unit) was from proceeds from the sale of Princeton Meadows Golf Course Joint Venture. During the nine months ended September 30, 2000, the
Partnership declared and paid distributions of approximately $5,246,000 (approximately $5,108,000 to the limited partners or $51.19 per limited partnership unit) of which approximately $2,500,000 (approximately $2,476,000 to the limited partners or $24.81 per limited partnership unit) was from operations and approximately $2,746,000 (approximately $2,632,000 to the limited partners or $26.38 per limited partnership unit) was from proceeds from the sale of Atlanta Crossing Shopping Center. Pursuant to the Partnership Agreement, the Partnership accrued and paid a distribution of approximately $86,000 to the Managing General Partner related to the sale of Atlanta Crossing Shopping Center in March 2000. Subsequent to September 30, 2000, the Partnership declared a distribution of approximately $258,000 (approximately $255,000 to the limited partners or $2.56 per limited partnership unit) from operations. During the nine months ended September 30, 1999, the Partnership paid a distribution in the amount of $700,000 (approximately $693,000 to the limited partners or $6.95 per limited partnership unit) from operations. Future cash distributions will depend on the levels of cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit additional distributions to its partners during the remainder of 2000 or subsequent periods.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b) Reports on Form 8-K filed during the quarter ended September 30, 2000:

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