Form 10KSB
period 2000-12-31
ANGELES INCOME PROPERTIES LTD II
filed 2001-03-20
CIK 711642

FORM 10-KSB--Annual or Transitional Report Under
                               Section 13 or 15(d)
                                   Form 10-KSB

[X]ANNUAL REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
   [No Fee Required]

                    For the fiscal year ended December 31, 2000

[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934
   [No Fee Required]

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

State issuer's revenues for its most recent fiscal year.   $6,918,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2000. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1.     Description of Business

Angeles Income Properties, Ltd. II (the "Partnership" or "Registrant") is a publicly held limited partnership organized under the California Uniform Limited Partnership Act on October 12, 1982. The Partnership's managing general partner is Angeles Realty Corporation II, a California corporation (the "Managing General Partner" or "ARC II"). ARC II was wholly-owned by MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"). Effective February 26, 1999, IPT was merged into
Apartment Investment and Management Company ("AIMCO"). Thus, the Managing General Partner is now wholly-owned by AIMCO (see "Transfer of Control"). The Elliott Accommodation Trust and the Elliott Family Partnership, Ltd., California limited partnerships, were the non-managing general partners. Effective December 31, 1997 the Elliott Family Partnership, Ltd. acquired the Elliott Accommodation Trust's general partner interest in the Registrant and effective July 18, 2000, AIMCO Properties, L.P. (an affiliate of AIMCO) acquired the Elliott Family Partnership, Ltd.'s general partner interest in the Registrant. The Managing General Partner and the non-managing general partner are herein collectively referred to as the "General Partners". The Partnership Agreement provides that the Partnership is to terminate on December 31, 2037 unless terminated prior to such date.

The Partnership, through its public offering of Limited Partnership Units, sold 100,000 units aggregating $50,000,000. The General Partners contributed capital in the amount of $1,000 for a 1% interest in the Partnership. The Partnership was formed for the purpose of acquiring fee and other forms of equity interests in various types of real estate property. The Partnership presently owns and operates three apartment properties. (See "Item 2. Properties"). The Partnership's commercial property was sold during the year ended December 31, 2000. Since its initial offering, the Registrant has not received, nor are limited partners required to make, additional capital contributions.

The Partnership has no full time employees. Management and administrative services are provided by the Managing General Partner and by agents retained by the Managing General Partner. An affiliate of the Managing General Partner provided such property management services for the residential properties for the years ended December 31, 2000 and 1999. Effective October 1, 1998, property management services for the commercial property were provided by an unrelated party.

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

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

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

Item 2.     Description of Properties

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

Schedule of Properties

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                             Gross
                           Carrying   Accumulated                          Federal
Property                     Value    Depreciation    Rate     Method     Tax Basis
                                (in thousands)                         (in thousands)
Deer Creek Apartments       $12,827     $ 8,124     5-20 yrs    (1)        $ 4,752

Georgetown Apartments         8,178       6,111     5-20 yrs    (1)          1,567

Landmark Apartments          12,729      10,102     5-20 yrs    (1)          2,351
                            $33,734     $24,337                            $ 8,670

(1)   Straight line and accelerated.

See "Note A" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                       Principal                                          Principal
                       Balance At                                          Balance
                      December 31,   Interest     Period     Maturity      Due At
     Property             2000         Rate      Amortized     Date     Maturity (2)
                     (in thousands)                                    (in thousands)

Deer Creek
  1st mortgage          $ 6,025        7.33%      30 yrs      11/2003      $ 5,779

Georgetown
  1st mortgage            5,087        7.83%     28.67 yrs    10/2003        4,806
  2nd mortgage              173        7.83%        (1)       10/2003          173

Landmark
  1st mortgage            6,312        7.33%      30 yrs      11/2003        6,054
                         17,597                                            $16,812

Less unamortized
  discount                  (45)
                        $17,552

(1)   Interest only payments.

(2) See "Item 7. Financial Statements - Note C" for information with respect to the Partnership's ability to prepay these loans and other specific details about the loans.

Rental Rates and Occupancy

Average annual rental rate and occupancy for 2000 and 1999 for each property:

                                     Average Annual            Average Annual
                                       Rental Rate                Occupancy
 Property                         2000            1999        2000         1999

 Deer Creek Apartments        $10,041/unit    $ 9,397/unit     98%          98%
 Georgetown Apartments          7,945/unit      7,775/unit     96%          96%
 Landmark Apartments            8,609/unit      8,518/unit     90%          92%

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that all of the properties are adequately insured. Each residential property is an apartment complex which leases its units for lease terms of one year or less. No residential tenant leases 10% or more of the available rental space. All of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Schedule of Real Estate Taxes and Rates

Real estate taxes and rates in 2000 for each property were:

                                    2000             2000
                                  Billing            Rate
                               (in thousands)

Deer Creek Apartments              $ 297             2.78%
Georgetown Apartments                129*            9.36%
Landmark Apartments                  136             0.95%

* Amount per 1999 billings; tax bills for 2000 not yet received.

Capital Improvements

Deer Creek

During the year ended December 31, 2000, the Partnership spent approximately $522,000 on budgeted and non-budgeted capital improvements consisting primarily of maintenance vehicles, submetering improvements, electrical improvements, parking lot resurfacing, carpet and vinyl replacement, appliances, exterior painting, air conditioning unit replacement, and major landscaping. These improvements were funded from Partnership reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $79,200. In addition, the property is expected to spend approximately $679,000 on interior upgrades including appliances. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Georgetown

During the year ended December 31, 2000, the Partnership spent approximately $623,000 on budgeted and non-budgeted capital improvements consisting primarily of carpet and vinyl replacement, structural improvements, submetering improvements, parking lot improvements, and appliances. These improvements were funded from Partnership reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $55,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Landmark

During the year ended December 31, 2000, the Partnership spent approximately $201,000 on budgeted and non-budgeted capital improvements consisting primarily of carpet and vinyl replacement, structural improvements, air conditioning unit replacement, and appliances. These improvements were funded from Partnership reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $80,300. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Atlanta Crossing

During the year ended December 31, 2000, the Partnership spent approximately $6,000 on capital improvements consisting primarily of tenant improvements. The property was sold March 15, 2000.

Item 3.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001 and defendants are scheduled to respond to the complaint by March 2, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

The unit holders of the Partnership did not vote on any matter during the quarter ended December 31, 2000.

                                     PART II

Item 5. Market for the Partnership's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, offered and sold 100,000 Limited Partnership Units aggregating $50,000,000. The Partnership currently has 1,814 holders of record owning an aggregate of 99,784 units. Affiliates of the Managing General Partner owned 56,439 units or 56.56% at December 31, 2000. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 1999 and 2000 and subsequent to December 31, 2000:

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
                                      (in thousands)
       01/01/99 - 12/31/99             $ 2,200 (1)            $21.83
       01/01/00 - 12/31/00               5,504 (2)             53.76
      Subsequent to 12/31/00               535 (3)              5.31

(1) Consists of $700,000 of cash from operations paid in 1999 and $1,074,000 of cash from operations and $426,000 of cash from sale proceeds from the sale of Princeton Meadows Golf Course Joint Venture payable at December 31, 1999 (see "Item 6" for further details).

(2) Consists of $2,758,000 of cash from operations and $2,746,000 of cash from sale proceeds from the sale of Atlanta Crossing Shopping Center (see "Item 6" for further details).

(3)   Consists of cash from operations (see "Item 6" for further details).

Future cash distributions will depend on the levels of cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit additional distributions to its partners in the year 2001 or subsequent periods. Distributions may be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the reserve account until the reserve account is funded in an amount equal to a minimum of $200 and a maximum of $400 per apartment unit for Georgetown Apartments for a total of approximately $40,000 to $80,000.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 56,439 limited partnership units in the Partnership representing 56.56% of the outstanding units at December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 8, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $165.00 per Unit. Pursuant to this offer, AIMCO acquired an additional 815 units resulting in its total ownership being increased to 57,254 units or 57.38% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 56.56% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Item 6.     Management's Discussion and Analysis or Plan of Operation

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with "Item 7. Financial Statements" and other items contained elsewhere in this report.

Results of Operations

The Partnership's net income for the year ended December 31, 2000, was approximately $2,766,000 compared to approximately $1,098,000 for the year ended December 31, 1999. (See "Note D" of the financial statements for a reconciliation of these amounts to the Registrant's federal taxable income.) The increase in net income for the year ended December 31, 2000 is attributable to the sale of Atlanta Crossing Shopping Center in March 2000 (see discussion below).

Excluding the operations of and the gain on the sale of the discontinued operation, the Partnership had income before discontinued operation and extraordinary item of approximately $581,000 for the year ended December 31, 2000, compared to approximately $988,000 for the year ended December 31, 1999. The decrease in income for the year ended December 31, 2000 is due primarily to the decrease in equity in income of the joint venture due to the sale of Princeton Meadows Golf Course, as discussed below.

Excluding the operations of and the gain on the sale of the discontinued operation and the equity in income of the joint venture, the Partnership had income of approximately $581,000 for the year ended December 31, 2000, compared to approximately $569,000 for the year ended December 31, 1999. The increase in income for the year ended December 31, 2000 is due to an increase in total revenues which was partially offset by an increase in total expenses.

The increase in total revenues for the year ended December 31, 2000 is due primarily to an increase in rental income and, to a lesser extent, other income. The increase in rental income is the result of increased average rental rates at all of the Partnership's residential properties which more than offset the decrease in occupancy at Landmark Apartments. The increase in other income for the year ended December 31, 2000 is primarily due to an increase in laundry income primarily at Deer Creek Apartments and tenant charges primarily at Georgetown Apartments.

Total expenses increased for the year ended December 31, 2000 primarily due to increases in operating and depreciation expenses partially offset by a decrease in general and administrative expenses. Operating expenses increased due to an increase in salary expenses and maintenance costs at all of the Partnership's properties. Depreciation expense increased due to capital improvements completed during the past twelve months. General and administrative expenses decreased due to a decrease in a management fee accrued to the Managing General Partner based on a percentage of positive cash flow as allowed in the Partnership Agreement and a decrease in legal expenses due to the settlement of a lawsuit as disclosed in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1998. These decreases were partially offset by increases in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement and increased professional fees. Included in general and administrative expenses at both December 31, 2000 and 1999 are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

In March 2000, Atlanta Crossing Shopping Center, located in Montgomery, Alabama, was sold to an unaffiliated party for $2,875,000. After payment of closing expenses, the net sales proceeds received by the Partnership were approximately $2,750,000. For financial statement purposes, the sale resulted in a gain of approximately $2,064,000, which was recognized during the three months ended March 31, 2000.

Atlanta Crossing Shopping Center was the only commercial property owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of this property, the results of the commercial segment have been shown as income from discontinued operation on the consolidated statements of operations. Revenues of this property were approximately $199,000 and $563,000 for the years ended December 31, 2000 and 1999, respectively. Income from operations was approximately $121,000 and $111,000 for the years ended December 31, 2000 and 1999, respectively.

The Partnership had a 14.4% investment in Princeton Meadows Golf Course Joint Venture. On February 26, 1999, the Joint Venture sold the Princeton Meadows Golf Course to an unaffiliated third party for gross sale proceeds of $5,100,000. The Joint Venture received net proceeds of $3,411,000 after payment of closing costs, and repayment of the mortgage principal and accrued interest. As of December 31, 1999, the Joint Venture recorded a gain on sale of approximately $3,090,000 after the write-off of undepreciated fixed assets. For the year ended December 31, 1999 the Partnership realized equity in income of the Joint Venture of approximately $419,000 which included its equity in the gain on disposal of Princeton Meadows Golf Course of $445,000 and the equity in loss on operations of $26,000. For the year ended December 31, 2000, Princeton Meadows Golf Course did not have any operations, therefore, the Partnership did not recognize any equity earnings from the Joint Venture.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Liquidity and Capital Resources

The Partnership had cash and cash equivalents of approximately $975,000 at December 31, 2000, compared to approximately $4,229,000 at December 31, 1999. The decrease in cash and cash equivalents of approximately $3,254,000 since December 31, 1999, is due to approximately $7,246,000 of cash used in financing activities which was partially offset by approximately $1,565,000 of cash provided by investing activities and approximately $2,427,000 of cash provided by operating activities. Cash used in financing activities consisted primarily of distributions to the partners and, to a lesser extent, payments of principal made on the mortgages encumbering the Partnership's properties. Cash provided by investing activities consisted primarily of proceeds from the sale of Atlanta Crossing Shopping Center, and to a lesser extent, net withdrawals from escrow accounts maintained by the mortgage lenders, which was partially offset by property improvements and replacements. The Partnership invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $214,500. In addition, Deer Creek Apartments is expected to spend approximately $679,000 on interior upgrades including appliances. Additional improvements may be considered and will depend on the physical condition of the properties as well as anticipated cash flow generated by the properties. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $17,552,000, net of discount, is amortized over periods ranging from 29 to 30 years with balloon payments due in 2003. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

During the year ended December 31, 2000, the Partnership paid a distribution that was accrued in December 1999 of approximately $1,500,000 of which approximately $1,074,000 (approximately $1,063,000 to the limited partners or $10.65 per limited partnership unit) was from operations and approximately $426,000 (approximately $422,000 to the limited partners or $4.23 per limited partnership unit) was from proceeds from the sale of Princeton Meadows Golf Course Joint Venture. During the year ended December 31, 2000, the Partnership declared and paid distributions of approximately $5,504,000 (approximately $5,364,000 to the limited partners or $53.76 per limited partnership unit) of which approximately $2,758,000 (approximately $2,732,000 to the limited partners or $27.38 per limited partnership unit) was from operations and approximately $2,746,000 (approximately $2,632,000 to the limited partners or $26.38 per limited partnership unit) was from proceeds from the sale of Atlanta Crossing Shopping Center. Pursuant to the Partnership Agreement, the Partnership accrued and paid a distribution of approximately $86,000 to the Managing General Partner related to the sale of Atlanta Crossing Shopping Center in March 2000. Subsequent to December 31, 2000, the Partnership declared and paid distributions of approximately $535,000 (approximately $530,000 to the limited partners or $5.31 per limited partnership unit) from operations. During the year ended December 31, 1999, the Partnership paid a distribution in the amount of $700,000 (approximately $693,000 to the limited partners or $6.95 per limited partnership unit) from operations. Future cash distributions will depend on the levels of cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit additional distributions to its partners during the year 2001 or subsequent periods.

Tender Offer

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 56,439 limited partnership units in the Partnership representing 56.56% of the outstanding units December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 8, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $165.00 per Unit. Pursuant to this offer, AIMCO acquired an additional 815 units resulting in its total ownership being increased to 57,254 units or 57.38% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 56.56% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Item 7.     Financial Statements

ANGELES INCOME PROPERTIES, LTD. II

LIST OF FINANCIAL STATEMENTS

     Report of Ernst & Young LLP, Independent Auditors

     Consolidated Balance Sheet - December 31, 2000

     Consolidated Statements of Operations - Years ended December 31, 2000 and 1999

     Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2000 and 1999

     Consolidated Statements of Cash Flows - Years ended December 31, 2000 and 1999

     Notes to Consolidated Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Angeles Income Properties, Ltd. II


We have audited the accompanying consolidated balance sheet of Angeles Income Properties, Ltd. II as of December 31, 2000, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Income Properties, Ltd. II at December 31, 2000, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                                            /s/ERNST & YOUNG LLP


Greenville, South Carolina
March 15, 2001

                         ANGELES INCOME PROPERTIES, LTD. II

                           CONSOLIDATED BALANCE SHEET
                          (in thousands, except unit data)

                                December 31, 2000


Assets
   Cash and cash equivalents                                                 $   975
   Receivables and deposits                                                      328
   Restricted escrows                                                            143
   Other assets                                                                  247
   Investment properties (Notes C and F):
      Land                                                    $ 1,984
      Buildings and related personal property                   31,750
                                                                33,734
      Less accumulated depreciation                            (24,337)        9,397
                                                                            $ 11,090
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $   254
   Tenant security deposit liabilities                                           290
   Accrued property taxes                                                        113
   Other liabilities                                                             296
   Due to affiliates (Note E)                                                     81
   Mortgage notes payable (Notes C and F)                                     17,552

Partners' Deficit
   General partners                                            $  (514)
   Limited partners (99,784 units issued and
      outstanding)                                              (6,982)       (7,496)
                                                                            $ 11,090

           See Accompanying Notes to Consolidated Financial Statements

                         ANGELES INCOME PROPERTIES, LTD. II

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          (in thousands, except unit data)


                                                                Years Ended
                                                                December 31,
                                                             2000          1999
Revenues:
  Rental income                                            $ 6,493      $ 6,370
  Other income                                                 425          397
      Total revenues                                         6,918        6,767

Expenses:
  Operating                                                  2,238        2,072
  General and administrative                                   419          532
  Depreciation                                               1,739        1,616
  Interest                                                   1,398        1,439
  Property taxes                                               543          539
      Total expenses                                         6,337        6,198

Income before equity in income of joint venture,
  discontinued operation, and extraordinary item               581          569
Equity in income of joint venture (Note G)                      --          419

Income before discontinued operation and extraordinary
  item                                                         581          988
Income from discontinued operation (Note H)                    121          111
Gain on sale of discontinued operation (Note H)              2,064           --

Income before extraordinary item                             2,766        1,099
Equity in extraordinary loss on early extinguishment of
  debt of joint venture (Note G)                                --           (1)


Net income                                                 $ 2,766      $ 1,098

Net income allocated to general partners                     $ 113         $ 11

Net income allocated to limited partners                     2,653        1,087

                                                           $ 2,766      $ 1,098
Per limited partnership unit:
  Income before discontinued operation and extraordinary
   item                                                     $ 5.77       $ 9.80
  Income from discontinued operation                          1.20         1.10
  Gain on sale of discontinued operation                     19.62           --
  Extraordinary item                                            --        (0.01)

Net income                                                 $ 26.59      $ 10.89

Distributions per limited partnership unit                 $ 53.76      $ 21.83

           See Accompanying Notes to Consolidated Financial Statements

                         ANGELES INCOME PROPERTIES, LTD. II

              CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                          (in thousands, except unit data)



                                        Limited
                                       Partnership    General     Limited
                                          Units       Partners   Partners     Total

Original capital contributions           100,000       $    1     $50,000    $50,001

Partners' deficit
   at December 31, 1998                   99,784       $ (476)    $(3,180)   $(3,656)

Distributions to partners                                 (22)     (2,178)    (2,200)

Net income for the year ended
   December 31, 1999                          --           11       1,087      1,098

Partners' deficit at
   December 31, 1999                      99,784         (487)     (4,271)    (4,758)

Distributions to partners                                (140)     (5,364)    (5,504)

Net income for the year
   ended December 31, 2000                    --          113       2,653      2,766

Partners' deficit
   at December 31, 2000                   99,784       $ (514)    $(6,982)   $(7,496)

           See Accompanying Notes to Consolidated Financial Statements

                         ANGELES INCOME PROPERTIES, LTD. II

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                              Years Ended December 31,
                                                                  2000        1999
Cash flows from operating activities:
  Net income                                                    $ 2,766      $ 1,098
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation                                                   1,739        1,759
   Amortization of discounts, loan costs and lease
      commissions                                                    84           95
   Bad debt (recovery) expense, net                                 (34)         119
   Equity in income of joint venture                                 --         (419)
   Equity in extraordinary loss on early extinguishment of
      debt of joint venture                                          --            1
   Loss on disposal of property                                      --           35
   Gain on sale of investment property                           (2,064)          --
   Change in accounts:
      Receivables and deposits                                       56          185
      Other assets                                                  182         (197)
      Accounts payable                                               16          (31)
      Tenant security deposit liabilities                             1           20
      Accrued property taxes                                        (26)        (115)
      Due to affiliates                                            (147)         183
      Other liabilities                                            (146)         255
          Net cash provided by operating activities               2,427        2,988

Cash flows from investing activities:
  Property improvements and replacements                         (1,359)        (908)
  Net withdrawals from restricted escrows                           172          537
  Proceeds from sale of investment property, net                  2,750           --
  Distributions from joint venture                                    2          428
  Repayment of advances to joint venture                             --           46
          Net cash provided by investing activities               1,565          103

Cash flows from financing activities:
  Payments on mortgage notes payable                               (242)        (225)
  Distributions to partners                                      (7,004)        (700)
          Net cash used in financing activities                  (7,246)        (925)

Net (decrease) increase in cash and cash equivalents             (3,254)       2,166

Cash and cash equivalents at beginning of the year                4,229        2,063

Cash and cash equivalents at end of year                         $  975      $ 4,229

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 1,326      $ 1,344

Supplemental disclosure of non-cash activity:
  Distribution payable                                          $    --      $ 1,500
  Property improvements and replacements included in
   accounts payable                                             $   150        $ 157

           See Accompanying Notes to Consolidated Financial Statements

                         ANGELES INCOME PROPERTIES, LTD. II

                     Notes to Consolidated Financial Statements

                                December 31, 2000


Note A - Organization and Significant Accounting Policies

Organization: Angeles Income Properties, Ltd. II (the "Partnership" or "Registrant") is a California limited partnership organized on October 12, 1982 to acquire and operate residential and commercial real estate properties. The Partnership's managing general partner responsible for management of the Partnership's business, is Angeles Realty Corporation II ("ARC II"). ARC II was wholly-owned by MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"). Effective February 26, 1999, IPT was merged into Apartment Investment and Management Company ("AIMCO") (see "Note B - Transfer of Control"). Thus, the Managing General Partner is now wholly-owned by AIMCO. The Elliott Accommodation Trust and the Elliott Family Partnership, Ltd., California limited partnerships, were the non-managing general partners. Effective December 31, 1997 the Elliott Family Partnership, Ltd. acquired the Elliott Accommodation Trust's general partner interest in the Registrant. Effective July 18, 2000, AIMCO Properties, L.P. (an affiliate of AIMCO) acquired the Elliott Family Partnership, Ltd.'s general partner interest in the Registrant. The Managing General Partner and the non-managing general partner are herein collectively referred to as the "General Partners". The directors and officers of the Managing General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2037 unless terminated prior to such date. The Partnership commenced operations on October 12, 1982. As of December 31, 2000, the Partnership operates three residential properties located in or near major urban areas in the United States.

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

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately  $759,000  at  December  31,  2000  that  are  maintained  by  the affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits: The Partnership requires security deposits from all apartment lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates the apartment provided the tenant has not damaged the space and is current on rental payments.

Investment Properties: Investment properties consist of three apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of investment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were necessary for the years ending December 31, 2000 or 1999.

Loan Costs: Loan costs, included in other assets on the consolidated balance sheet, of approximately $557,000 are being amortized on a straight-line basis over the lives of the related loans. Current accumulated amortization is approximately $362,000 and is also included in other assets on the consolidated balance sheet. Amortization of loan costs is included in interest expense in the accompanying consolidated statements of operations.

Lease Commissions: Lease commissions were being amortized using the straight line method over the term of the respective leases.

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

Restricted Escrows:

      Capital Improvement Reserves - At the time of the refinancing of Deer Creek and Landmark Apartments, $1,313,000 of the proceeds for Deer Creek Apartments and $150,000 of the proceeds for Landmark Apartments were designated for "Capital Improvement Escrows" for certain capital improvements. During 1999, all the required improvements were completed and the remaining funds were returned to the properties.

      Reserve Account - In addition to the Capital Improvement Reserves, general Reserve Accounts of approximately $80,000 were established with the refinancing proceeds for the Georgetown Apartments. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out-of-pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership is required to deposit net operating income (as defined in the mortgage note) from the refinanced property to the reserve account until the reserve account equals a minimum of $200 and a maximum of $400 per apartment unit, for a total of approximately $40,000 to $80,000. At December 31, 2000, the balance was $81,000, which includes interest earned on these funds.

      Replacement Reserve - A replacement reserve account is maintained for Deer Creek Apartments and Landmark Apartments. Each property has a required monthly payment into its account to cover the costs of capital improvements and replacements. The balance of these accounts at December 31, 2000, is approximately $62,000 which includes interest.

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. (See "Note J" for detailed disclosures of the Partnership's segments).

Advertising: The Partnership expenses the cost of advertising as incurred. Advertising costs of approximately $70,000 and $59,000 for the years ended December 31, 2000 and 1999, respectively, were charged to operating expense as incurred.

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

Note C - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:

                           Principal     Monthly                            Principal
                          Balance At     Payment     Stated                  Balance
                         December 31,   Including   Interest   Maturity      Due At
Property                     2000       Interest      Rate       Date       Maturity
                              (in thousands)                             (in thousands)

Deer Creek Apartments
  1st mortgage              $ 6,025       $  43      7.33%     11/2003       $ 5,779

Georgetown Apartments
  1st mortgage                5,087          41      7.83%     10/2003         4,806
  2nd mortgage                  173           1      7.83%     10/2003           173

Landmark Apartments
  1st mortgage                6,312          45      7.33%     11/2003         6,054
                             17,597       $ 130                              $16,812
Less unamortized
  discounts                     (45)
                            $17,552

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

Scheduled principal payments of mortgage notes payable subsequent to December 31, 2000, are as follows (in thousands):

                                     2001      $   261
                                     2002          281
                                     2003       17,055
                                               $17,597

Note D - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                          2000          1999

Net income as reported                   $ 2,766      $ 1,098
Add (deduct):
  Depreciation differences                 1,043        1,161
  Unearned income                            (73)          58
  Accrued audit                              (11)          25
  Other                                      (26)        (168)
  Gain on sale of discontinued
   Operations                               (660)          --

Federal taxable income                   $ 3,039      $ 2,174

Federal taxable income per limited
  partnership unit                       $ 30.15      $ 21.47


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net deficit as reported                        $(7,496)
Land and buildings                               2,428
Accumulated depreciation                        (3,155)
Syndication and distribution costs               6,148
Unearned income                                    136
Other                                               63
Net liabilities - Federal tax basis            $(1,876)

Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Managing General Partner and affiliates during the years ended December 31, 2000 and 1999:

                                                              2000       1999
                                                              (in thousands)

   Property management fees (included in
     operating expenses)                                     $ 348      $ 339
   Reimbursement for services of affiliates (included in
     operating expense, general and administrative
     expense, and investment properties)                       206        262
   Due to affiliate                                             81        228
   Disposition fee (included in general partner
     distribution)                                              86         --

During the years ended December 31, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates approximately $348,000 and $339,000 for the years ended December 31, 2000 and 1999, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $206,000 and $262,000 for the years ended December 31, 2000 and 1999, respectively.

The Partnership Agreement provides for a fee equal to 10% of "Net cash flow from operations", as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. The amount of the fee for the years ended December 31, 2000 and 1999 was approximately $81,000 and $228,000, respectively. It is included in "Due to affiliates" on the consolidated balance sheet.

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

Angeles Mortgage Investment Trust, ("AMIT"), a real estate investment trust, provided financing (the "AMIT Loan") to the Princeton Meadows Golf Course Joint Venture (see "Note G"). Pursuant to a series of transactions, affiliates of the Managing General Partner acquired ownership interests in AMIT. On September 17, 1998, AMIT was merged with and into IPT, the entity which controlled the Managing General Partner. Effective February 26, 1999, IPT was merged into AIMCO. As a result, AIMCO became the holder of the AMIT loan. On February 26, 1999, Princeton Meadows Golf Course was sold to an unaffiliated third party. Upon closing, the AMIT principal balance of $1,567,000 plus accrued interest of approximately $17,000 was paid off.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 56,439 limited partnership units in the Partnership representing 56.56% of the outstanding units at December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 8, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $165.00 per Unit. Pursuant to this offer, AIMCO acquired an additional 815 units resulting in its total ownership being increased to 57,254 units or 57.38% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 56.56% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Note F - Real Estate and Accumulated Depreciation

                                                   Initial Cost
                                                  To Partnership
                                                  (in thousands)
                                                          Buildings         Cost
                                                         and Related     Capitalized
                                                           Personal     Subsequent to
Description                 Encumbrances       Land        Property      Acquisition
                           (in thousands)                              (in thousands)

Deer Creek Apartments          $ 6,025         $  953      $ 8,863         $ 3,011
Georgetown Apartments            5,260            293        6,545           1,340
Landmark Apartments              6,312            738        9,885           2,106
Totals                         $17,597        $ 1,984      $25,293         $ 6,457


                          Gross Amount At Which Carried
                              At December 31, 2000
                                 (in thousands)

                                  Buildings
                                 And Related
                                   Personal               Accumulated     Date    Depreciable
      Description         Land     Property     Total     Depreciation  Acquired  Life-Years
                                                         (in thousands)
Deer Creek               $  953    $11,874     $12,827      $ 8,124     09/28/83   5-20 yrs
Georgetown                  293      7,885       8,178        6,111     11/21/83   5-20 yrs
Landmark                    738     11,991      12,729       10,102     12/16/83   5-20 yrs

Totals                   $1,984    $31,750     $33,734      $24,337

Reconciliation of "Investment Properties and Accumulated Depreciation":

                                                Years Ended December 31,
                                                  2000            1999
                                                     (in thousands)
Investment Properties
Balance at beginning of year                    $37,705          $36,790
   Property improvements                          1,352            1,065
   Sale of investment property                   (5,323)              --
   Write-offs due to replacements                    --             (150)
Balance at end of year                          $33,734          $37,705

Accumulated Depreciation
Balance at beginning of year                    $27,503          $25,859
   Additions charged to expense                   1,739            1,759
   Sale of investment property                   (4,905)              --
   Write-offs due to replacements                    --             (115)
Balance at end of year                          $24,337          $27,503

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2000 and 1999, is approximately $36,162,000 and $41,779,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2000 and 1999, is approximately $27,492,000 and $32,532,000, respectively.

Note G - Investment in Joint Venture

The Partnership had a 14.4% investment in Princeton Meadows Golf Course Joint Venture ("Joint Venture"). On February 26, 1999, the Joint Venture sold its only investment property, Princeton Meadows Golf Course, to an unaffiliated third party. The sale resulted in net proceeds of approximately $3,411,000 after payment of closing costs, and repayment of mortgage principal and accrued interest. The Joint Venture recorded a gain on sale of approximately $3,090,000 after the write-off of undepreciated fixed assets. In connection with the sale, a commission of approximately $153,000 was paid to the Joint Venture's managing general partner in accordance with the Joint Venture Agreement. The Partnership's 1999 pro-rata share of this gain was approximately $445,000 and its equity in loss on operations of the Joint Venture amounted to approximately $26,000. The Joint Venture also recognized an extraordinary loss on early extinguishment of debt of approximately $7,000 as a result of unamortized loan costs being written off. The Partnership's pro-rata share of this extraordinary loss is approximately $1,000.

The condensed statement of operations of the Joint Venture for the year ended December 31, 1999, is summarized as follows (in thousands):

                                                 Year Ended
                                                December 31,
                                                    1999

Revenues                                           $  104
Costs and expenses                                   (283)
Loss before gain on sale of
  investment property and extraordinary
  loss on extinguishment of debt                     (179)
Gain on sale of investment property                 3,090
Extraordinary loss on extinguishment
  of debt                                              (7)
Net income                                        $ 2,904

The Partnership's 14.4% equity interest in the income of the Joint Venture for the year ended December 31, 1999 was approximately $419,000. Due to the sale of Princeton Meadows Golf Course in February 1999, the Joint Venture had no operations during the year ended December 31, 2000. Therefore, the Partnership did not recognize any equity in income of the Joint Venture for the year ended December 31, 2000. The Partnership liquidated all remaining assets and liabilities of the Joint Venture during the fourth quarter of 2000.

Note H - Sale of Discontinued Operation

In March 2000, Atlanta Crossing Shopping center, located in Montgomery, Alabama, was sold to an unaffiliated party for $2,875,000. After payment of closing expenses, the net sales proceeds received by the Partnership were approximately $2,760,000. For financial statement purposes, the sale resulted in a gain of approximately $2,064,000, which was recognized during the year ended December 31, 2000.

Note H - Sale of Discontinued Operation (continued)

Atlanta Crossing Shopping Center was the only commercial property owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of this property, the results of the commercial segment have been shown as income from discontinued operation on the consolidated statements of operations. Revenues of this property were approximately $199,000 and $563,000 for the years ended December 31, 2000 and 1999, respectively. Income from operations was approximately $121,000 and $111,000 for the years ended December 31, 2000 and 1999, respectively.

Note I - Distributions

During the year ended December 31, 2000, the Partnership paid a distribution that was accrued in December 1999 of approximately $1,500,000 of which approximately $1,074,000 (approximately $1,063,000 to the limited partners or $10.65 per limited partnership unit) was from operations and approximately $426,000 (approximately $422,000 to the limited partners or $4.23 per limited partnership unit) was from proceeds from the sale of Princeton Meadows Golf Course Joint Venture. During the year ended December 31, 2000, the Partnership declared and paid distributions of approximately $5,504,000 (approximately $5,364,000 to the limited partners or $53.76 per limited partnership unit) of which approximately $2,758,000 (approximately $2,732,000 to the limited partners or $27.38 per limited partnership unit) was from operations and approximately $2,746,000 (approximately $2,632,000 to the limited partners or $26.38 per limited partnership unit) was from proceeds from the sale of Atlanta Crossing Shopping Center. Pursuant to the Partnership Agreement, the Partnership accrued and paid a distribution of approximately $86,000 to the Managing General Partner related to the sale of Atlanta Crossing Shopping Center in March 2000. Subsequent to December 31, 2000, the Partnership declared and paid distributions of approximately $535,000 (approximately $530,000 to the limited partners or $5.31 per limited partnership unit) from operations. During the year ended December 31, 1999, the Partnership paid a distribution in the amount of $700,000 (approximately $693,000 to the limited partners or $6.95 per limited partnership unit) from operations.

Note J - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues: The Partnership had two reportable segments: residential properties and commercial properties. The Partnership's residential property segment consists of three apartment complexes, one each in New Jersey, Indiana, and North Carolina. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. The commercial property segment consisted of a retail shopping center located in Montgomery, Alabama. This property leased space to a discount store, various specialty retail outlets, and several restaurants at terms ranging from twelve months to twenty years. The commercial property was sold on March 15, 2000 (see "Note H"). Therefore, the commercial segment is reflected as discontinued operations.

Measurement of segment profit or loss: The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segments are the same as those described in the summary of significant policies.

Factors management used to identify the enterprise's reportable segment: The Partnership's reportable segments are investment properties that offer different products and services. The reportable segments are each managed separately because they provide distinct services with different types of products and customers.

Segment information for the years 2000 and 1999 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segments.

2000                               Residential     Commercial      Other      Totals
                                                 (discontinued)
Rental income                        $ 6,493          $  --          $ --    $ 6,493
Other income                             378             --            47        425
Interest expense                       1,398             --            --      1,398
Depreciation                           1,739             --            --      1,739
General and administrative
  expense                                 --             --           419        419
Income from discontinued
  operation                               --            121            --        121
Gain on sale of discontinued
  operation                               --          2,064            --      2,064
Segment profit (loss)                    953          2,185          (372)     2,766
Total assets                          11,007             --            83     11,090
Capital expenditures for
  investment properties                1,346              6            --      1,352


1999                               Residential     Commercial      Other      Totals
                                                 (discontinued)
Rental income                        $ 6,370          $  --          $ --    $ 6,370
Other income                             344             --            53        397
Interest expense                       1,439             --            --      1,439
Depreciation                           1,616             --            --      1,616
General and administrative
  expense                                 --             --           532        532
Equity in income of joint
  venture                                 --             --           419        419
Equity in extraordinary loss on
  the early extinguishment of
  debt of joint venture                   --             --            (1)        (1)
Income from discontinued
  operation                               --            111            --        111
Segment profit (loss)                  1,048            111           (61)     1,098
Total assets                          12,921            833         2,106     15,860
Capital expenditures for
  investment properties                1,060              5            --      1,065

Note K - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001 and defendants are scheduled to respond to the complaint by March 2, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

Item 8. Changes  in  and   Disagreements   with  Accountant  on  Accounting  and
        Financial Disclosure

        None.

                                    PART III

Item 9. Directors,   Executive   Officers,   Promoters   and  Control   Persons;
        Compliance with Section 16(a) of the Exchange Act

The names of the directors and executive officers of Angeles Realty Corporation II ("ARC II" or Managing General Partner), the Managing General Partner of Angeles Income Properties, Ltd. II (the "Partnership" or "Registrant") as of
December 31, 2000, their ages and the nature of all positions with ARC II presently held by them are as follows:

       Name                  Age    Position

       Patrick J. Foye        43    Executive Vice President and Director

       Martha L. Long         41    Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the Managing General Partner since October 1998 as a result of the acquisition of Insignia Financial Group, Inc. As of February 2001, Ms. Long was also appointed head of the service business for AIMCO. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of
Section 15(d) of such Act. Further, one or more of the above persons are also directors and/or officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

The executive officers and director of the Managing General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the Managing General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and director of the Managing General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.

The executive officers and director of the Managing General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under generally accepted auditing standards. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner has approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2000 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were annual audit services of approximately $53,000 and non-audit services (principally tax-related) of approximately $27,000.

Item 10.    Executive Compensation

No remuneration was paid by the Partnership to any officer or director of the Managing General Partner during the year ended December 31, 2000.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2000.

         Entity                             Number of Units    Percentage

         Cooper River Properties, LLC
          (an affiliate of AIMCO)                5,864            5.88%
         Insignia Properties LP
          (an affiliate of AIMCO)                3,990            4.00%
         Broad River Properties, LLC
          (an affiliate of AIMCO)                8,908            8.92%
         AIMCO Properties, LP
          (an affiliate of AIMCO)               37,677           37.76%

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

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Managing General Partner and affiliates during the years ended December 31, 2000 and 1999:

                                                              2000       1999
                                                              (in thousands)

   Property management fees                                  $ 348      $ 339
   Reimbursement for services of affiliates                    206        262
   Due to affiliate                                             81        228
   Disposition fee                                              86         --

During the years ended December 31, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates approximately $348,000 and $339,000 for the years ended December 31, 2000 and 1999, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $206,000 and $262,000 for the years ended December 31, 2000 and 1999, respectively.

The Partnership Agreement provides for a fee equal to 10% of "Net cash flow from operations", as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. The amount of the fee for the years ended December 31, 2000 and 1999 was approximately $81,000 and $228,000, respectively. It is included in "Due to affiliates" on the consolidated balance sheet.

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

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 56,439 limited partnership units in the Partnership representing 56.56% of the outstanding units at December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 8, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $165.00 per Unit. Pursuant to this offer, AIMCO acquired an additional 815 units resulting in its total ownership being increased to 57,254 units or 57.38% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 56.56% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

                                     PART IV


Item 13.  Exhibits and Reports on Form 8-K

      (a) Reports on Form 8-K filed in the fourth quarter of calendar year 2000:

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

      3.1 Amendment Agreement of Limited Partnership of the Partnership dated October 12, 1982 filed in Form 10K dated November 30, 1983, incorporated herein by reference

      3.2 Amended Agreement of Limited Partnership of the Partnership dated March 31, 1983 filed in the Prospectus, of the Partnership, as Exhibit A, dated March 31, 1983 incorporated herein by reference

     10.1 Agreement of Purchase and Sale of Real Property with Exhibits - Executive Plaza filed in Form 8K dated September 27, 1983, incorporated herein by reference

     10.2 Agreement of Purchase and Sale of Real Property with Exhibits - Atlanta Crossing Shopping Center filed in Form 8K dated September 27, 1983, incorporated herein by reference

     10.3 Agreement of Purchase and Sale of Real Property with Exhibits - Deer Creek Apartments filed in Form 8K dated September 28, 1983, incorporated herein by reference

     10.4 Agreement of Purchase and Sale of Real Property with Exhibits - Georgetown Apartments filed in Form 8K dated November 21, 1983, incorporated herein by reference

     10.5 Agreement of Purchase and Sale of Real Property with Exhibits - Landmark Apartments filed in Form 8K dated December 16, 1983, incorporated herein by reference

     10.6 Multifamily Note - Deer Creek Apartments, dated June 11, 1986 filed in Form 10K dated February 25, 1987, incorporated herein by reference.

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

     10.15 Multifamily Note - Landmark Apartments between Angeles Income Properties, Ltd. II and Lehman Brothers Holdings, Inc. d/b/a Lehman Capital, a division of Lehman Brothers Holdings, Inc. dated November 1, 1996

     10.16 Purchase and Sale Contract between Registrant and Atlanta Crossing, L.L.C., an Alabama limited liability company, dated October 25, 1999, is incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1999.

     10.17 Amendment to Purchase and Sale Contract between Registrant and Atlanta Crossing, L.L.C., dated February 7, 2000, is incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1999.

     10.18 Second Amendment to Purchase and Sale Contract between Registrant and Atlanta Crossing, L.L.C., dated March 8, 2000, is incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1999.