Form 10QSB
period 2001-03-31
ANGELES INCOME PROPERTIES LTD II
filed 2001-05-09
CIK 711642

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


                   For the quarterly period ended March 31, 2001


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



ITEM 1.     FINANCIAL STATEMENTS


a)

                         ANGELES INCOME PROPERTIES, LTD. II

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                                 March 31, 2001



Assets
   Cash and cash equivalents                                                 $   517
   Receivables and deposits                                                      421
   Restricted escrows                                                            134
   Other assets                                                                  313
   Investment properties:
      Land                                                    $  1,984
      Buildings and related personal property                   31,969
                                                                33,953
      Less accumulated depreciation                            (24,785)        9,168
                                                                            $ 10,553

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $   173
   Tenant security deposit liabilities                                           289
   Accrued property taxes                                                        217
   Other liabilities                                                             159
   Due to affiliates                                                             102
   Mortgage notes payable                                                     17,491

Partners' Deficit
   General partners                                            $  (517)
   Limited partners (99,784 units issued and
      outstanding)                                              (7,361)       (7,878)

                                                                            $ 10,553

            See Accompanying Notes to Consolidated Financial Statements

b)

                         ANGELES INCOME PROPERTIES, LTD. II

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)


                                                               Three Months Ended
                                                                    March 31,
                                                               2001          2000
Revenues:
  Rental income                                               $1,677        $1,605
  Other income                                                    89            86
      Total revenues                                           1,766         1,691

Expenses:
  Operating                                                      542           526
  General and administrative                                      96           112
  Depreciation                                                   448           423
  Interest                                                       349           351
  Property taxes                                                 178           140
      Total expenses                                           1,613         1,552

Income before discontinued operation                             153           139
Income from discontinued operation                                --            61
Gain on sale of discontinued operation                            --         2,060

Net income                                                     $ 153        $2,260

Net income allocated to general partners                        $ 2          $ 108

Net income allocated to limited partners                         151         2,152

                                                               $ 153        $2,260
Per limited partnership unit:
  Income before discontinued operation                        $ 1.51        $ 1.37
  Income from discontinued operation                              --          0.62
  Gain on sale of discontinued operation                          --         19.58

Net income                                                    $ 1.51        $21.57

Distributions per limited partnership unit                    $ 5.31         $ --

            See Accompanying Notes to Consolidated Financial Statements

c)

                         ANGELES INCOME PROPERTIES, LTD. II

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)



                                      Limited
                                     Partnership     General     Limited
                                        Units        Partners    Partners     Total

Original capital contributions         100,000        $    1      $50,000    $50,001

Partners' deficit at
   December 31, 2000                    99,784        $ (514)     $(6,982)   $(7,496)

Distributions to partners                   --            (5)        (530)      (535)

Net income for the three months
   ended March 31, 2001                     --             2          151        153

Partners' deficit at
   March 31, 2001                       99,784        $ (517)     $(7,361)   $(7,878)

            See Accompanying Notes to Consolidated Financial Statements

d)

                         ANGELES INCOME PROPERTIES, LTD. II

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)

                                                                 Three Months Ended
                                                                       March 31,
                                                                  2001        2000
Cash flows from operating activities:
  Net income                                                     $  153      $ 2,260
  Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation                                                  448          423
      Amortization of discounts, loan costs and lease
        commissions                                                  19           25
      Gain on sale of investment property                            --       (2,060)
      Change in accounts:
        Receivables and deposits                                    (93)          33
        Other assets                                                (83)         143
        Accounts payable                                             69           52
        Tenant security deposit liabilities                          (1)         (11)
        Accrued property taxes                                      104           68
        Due to affiliates                                            21           44
        Other liabilities                                          (137)        (104)

          Net cash provided by operating activities                 500          873

Cash flows from investing activities:
  Property improvements and replacements                           (369)        (374)
  Net withdrawals from restricted escrows                             9          122
  Proceeds from sale of investment property                          --        2,746

          Net cash (used in) provided by investing
             activities                                            (360)       2,494

Cash flows from financing activities:
  Payments on mortgage notes payable                                (63)         (61)
  Distributions to partners                                        (535)      (1,500)

          Net cash used in financing activities                    (598)      (1,561)

Net (decrease) increase in cash and cash equivalents               (458)       1,806

Cash and cash equivalents at beginning of period                    975        4,229

Cash and cash equivalents at end of period                       $  517      $ 6,035

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $  329        $ 331

At  December  31,  2000  and  1999,   approximately   $150,000   and   $157,000,
respectively,  of  property  improvements  and  replacements  were  included  in accounts payable.

Distributions to partners of approximately  $1,500,000 were declared at December
31, 1999 and paid in January 2000.

            See Accompanying Notes to Consolidated Financial Statements


e)

                         ANGELES INCOME PROPERTIES, LTD. II

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Income Properties, Ltd. II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner") which is wholly-owned by Apartment Investment and Management Company ("AIMCO"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2000.

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

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Managing General Partner and affiliates during the three months ended March 31, 2001 and 2000:

                                                              2001       2000
                                                              (in thousands)
  Property management fees (included in operating
    expenses)                                                 $ 88       $ 84
  Reimbursement for services of affiliates (included
    in general and administrative expense and investment
    properties)                                                 59         46
  Due to affiliate                                             102        272
  Deposition fee (included in general partner
    distribution)                                               --         86

During the three months ended March 31, 2001 and 2000, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates approximately $88,000 and $84,000 for the three months ended March 31, 2001 and 2000, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $59,000 and $46,000 for the three months ended March 31, 2001 and 2000, respectively.

The Partnership Agreement provides for a fee equal to 10% of "Net cash flow from operations," as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. The amount of the fee for the year ended December 31, 2000 was $100,000. This amount is included in "Due to affiliates" on the consolidated balance sheet and will be paid during the second quarter of 2001.

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

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 57,254 limited partnership units in the Partnership representing 57.38% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 57.38% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Note C - Sale of Discontinued Operation

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

Atlanta Crossing Shopping Center was the only commercial property owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of this property, the results of the commercial segment have been shown as income from discontinued operation on the consolidated statement of operations. Revenues of this property were approximately $136,000 for the three months ended March 31, 2000. Income from operations was approximately $61,000 for the three months ended March 31, 2000.

Note D - Distributions

During the three months ended March 31, 2001, the Partnership declared and paid distributions of approximately $535,000 (approximately $530,000 to the limited partners or $5.31 per limited partnership unit) from operations. Subsequent to March 31, 2001, the Partnership declared and paid a distribution of approximately $173,000 (approximately $171,000 to the limited partners or $1.71 per limited partnership unit) from operations. During the three months ended March 31, 2000, the Partnership paid a distribution of approximately $1,500,000 of which approximately $1,074,000 (approximately $1,063,000 to the limited partners or $10.65 per limited partnership unit) is from operations and approximately $426,000 (approximately $422,000 to the limited partners or $4.23 per limited partnership unit) is from proceeds from the sale of Princeton Meadows Golf Course Joint Venture. The distribution was accrued in December 1999.

Note E - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership had two reportable segments: residential properties and commercial properties. The Partnership's residential property segment consists of three apartment complexes, one each in New Jersey, Indiana, and North Carolina. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. The commercial property segment consisted of a retail shopping center located in Montgomery, Alabama. This property leased space to a discount store, various specialty retail outlets, and several restaurants at terms ranging from twelve months to twenty years. The commercial property was sold on March 15, 2000 (see "Note C"). Therefore, the commercial segment is reflected as discontinued operations.

Measurement of segment profit or loss:

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segments are the same as those of the Partnership as described in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2000.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segments are investment properties that offer different products and services. The reportable segments are each managed separately because they provide distinct services with different types of products and customers.

Segment information for the three months ended March 31, 2001 and 2000 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segments.

2001                                  Residential          Other           Totals

Rental income                           $ 1,677            $   --          $ 1,677
Other income                                 88                 1               89
Interest expense                            349                --              349
Depreciation                                448                --              448
General and administrative
  expense                                    --                96               96
Segment profit (loss)                       248               (95)             153
Total assets                             10,419               134           10,553
Capital expenditures for
  investment properties                     219                --              219


2000                             Residential    Commercial       Other       Totals
                                              (discontinued)
Rental income                      $ 1,605         $   --          $ --      $ 1,605
Other income                            76             --            10           86
Interest expense                       351             --            --          351
Depreciation                           423             --            --          423
General and administrative
  expense                               --             --           112          112
Income from discontinued
  operation                             --             61            --           61
Gain on sale of discontinued
  operation                             --          2,060            --        2,060
Segment profit (loss)                  241          2,121          (102)       2,260
Total assets                        12,975             --         3,488       16,463
Capital expenditures for
  investment properties                211              6            --          217

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The demurrer is scheduled to be heard on May 14, 2001. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for both of the three months ended March 31, 2001 and 2000:


                                         Average Occupancy
Property                                 2001        2000

Deer Creek Apartments                     97%         97%
   Plainsboro, New Jersey
Georgetown Apartments                     96%         96%
   South Bend, Indiana
Landmark Apartments                       92%         90%
   Raleigh, North Carolina

Results of Operations

The Partnership's net income for the three months ended March 31, 2001, was approximately $153,000 compared to approximately $2,260,000 for the three months ended March 31, 2000. The decrease in net income for the three months ended March 31, 2001 is attributable to the sale of Atlanta Crossing Shopping Center in March 2000 (see discussion below).

Excluding the operations of and the gain on the sale of the discontinued operation, the Partnership had income before discontinued operation of approximately $153,000 for the three months ended March 31, 2001, compared to approximately $139,000 for the three months ended March 31, 2000. The increase in income is due to an increase in total revenues which was partially offset by an increase in total expenses.

The increase in total revenues is due primarily to an increase in rental income and, to a lesser extent, other income. The increase in rental income is the result of increased average rental rates at all of the Partnership's properties and an increase in occupancy at Landmark Apartments. The increase in other income is due to an increase in clubhouse rentals at Deer Creek Apartments and tenant reimbursements at Georgetown Apartments and Landmark Apartments.

Total expenses increased for the three months ended March 31, 2001 primarily due to increases in operating, property tax and depreciation expenses partially offset by a decrease in general and administrative expenses. Operating expenses increased due to an increase in salary expenses at all of the Partnership's properties. Property tax expense increased due to an increase in the tax rate at Deer Creek Apartments. Depreciation expense increased due to capital improvements completed during the past twelve months. General and administrative expenses decreased due to a decrease in a management fee accrued to the Managing General Partner based on cash flow as allowed in the Partnership Agreement and a decrease in legal expenses. These decreases were partially offset by increases in the cost of services included in the management reimbursements paid to the Managing General Partner as allowed under the Partnership Agreement and increased professional fees. Included in general and administrative expenses at both March 31, 2001 and 2000 are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Atlanta Crossing Shopping Center was the only commercial property owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of this property, the results of the commercial segment have been shown as income from discontinued operation on the consolidated statement of operations. Revenues of this property were approximately $136,000 for the three months ended March 31, 2000. Income from operations was approximately $61,000 for the three months ended March 31, 2000.

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

Liquidity and Capital Resources

At March 31, 2001, the Partnership had cash and cash equivalents of approximately $517,000 compared to approximately $6,035,000 at March 31, 2000. The decrease in cash and cash equivalents of approximately $458,000 since December 31, 2000 is due to approximately $360,000 of cash used in investing activities and approximately $598,000 of cash used in financing activities partially offset by approximately $500,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements slightly offset by net withdrawals from escrow accounts maintained by the mortgage lenders. Cash used in financing activities consisted primarily of distributions to the partners and, to a lesser extent, payments of principal made on the mortgages encumbering the Partnership's properties. The Partnership invests its working capital reserves in interest bearing accounts.

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

Deer Creek

During the three months ended March 31, 2001, the Partnership spent approximately $144,000 on capital improvements consisting primarily of carpet replacements, exterior painting, cabinets, appliances and maintenance equipment. These improvements were funded from Partnership reserves and operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the year 2001. The amount budgeted is approximately $917,000, consisting primarily of cabinets, appliances and water submetering. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Georgetown

During the three months ended March 31, 2001, the Partnership spent approximately $57,000 on capital improvements consisting primarily of appliances and carpet replacements. These improvements were funded from Partnership reserves and operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the year 2001. The amount budgeted is approximately $64,000, consisting primarily of appliances, carpet and vinyl replacements and structural improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Landmark

During the three months ended March 31, 2001, the Partnership spent approximately $18,000 on capital improvements consisting primarily of parking area improvements, water heater replacements and carpet and vinyl replacements. These improvements were funded from operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the year 2001. The amount budgeted is approximately $80,000, consisting primarily of air conditioning unit replacements, window treatments, appliances, cabinets and carpet and vinyl replacement. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $17,491,000, net of discount, is amortized over periods ranging from 29 to 30 years with balloon payments due in 2003. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

During the three months ended March 31, 2001, the Partnership declared and paid distributions of approximately $535,000 (approximately $530,000 to the limited partners or $5.31 per limited partnership unit) from operations. Subsequent to March 31, 2001, the Partnership declared and paid a distribution of approximately $173,000 (approximately $171,000 to the limited partners or $1.71 per limited partnership unit) from operations. During the three months ended March 31, 2000, the Partnership paid a distribution of approximately $1,500,000 of which approximately $1,074,000 (approximately $1,063,000 to the limited partners or $10.65 per limited partnership unit) is from operations and approximately $426,000 (approximately $422,000 to the limited partners or $4.23 per limited partnership unit) is from proceeds from the sale of Princeton Meadows Golf Course Joint Venture. The distribution was accrued in December 1999. Future cash distributions will depend on the levels of cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit additional distributions to its partners during the remainder of 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 57,254 limited partnership units in the Partnership representing 57.38% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 57.38% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.


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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The demurrer is scheduled to be heard on May 14, 2001. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K filed in the first quarter of 2001:

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