Form 10QSB
period 2001-06-30
ANGELES INCOME PROPERTIES LTD II
filed 2001-08-10
CIK 711642

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


                    For the quarterly period ended June 30, 2001


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



ITEM 1.     FINANCIAL STATEMENTS


a)

                         ANGELES INCOME PROPERTIES, LTD. II

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                                  June 30, 2001



Assets
   Cash and cash equivalents                                                $  7,518
   Receivables and deposits                                                      911
   Restricted escrows                                                            155
   Other assets                                                                  594
   Investment properties:
      Land                                                    $ 1,984
      Buildings and related personal property                   32,273
                                                                34,257
      Less accumulated depreciation                            (25,227)        9,030
                                                                            $ 18,208

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 146
   Tenant security deposit liabilities                                           276
   Accrued property taxes                                                        261
   Other liabilities                                                             221
   Due to affiliates                                                             138
   Mortgage notes payable                                                     25,194

Partners' Deficit
   General partners                                            $ (520)
   Limited partners (99,784 units issued and
      outstanding)                                              (7,508)       (8,028)
                                                                            $ 18,208

            See Accompanying Notes to Consolidated Financial Statements


b)

                         ANGELES INCOME PROPERTIES, LTD. II

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)


                                                 Three Months Ended      Six Months Ended
                                                      June 30,               June 30,
                                                  2001       2000        2001        2000
Revenues:
  Rental income                                 $ 1,705     $ 1,610     $ 3,382     $ 3,215
  Other income                                      115         158         204         244
  Casualty gain                                      25          --          25          --
        Total revenues                            1,845       1,768       3,611       3,459

Expenses:
  Operating                                         531         550       1,073       1,076
  General and administrative                         76          50         172         162
  Depreciation                                      464         443         912         866
  Interest                                          358         335         707         686
  Property taxes                                    187         107         365         247
        Total expenses                            1,616       1,485       3,229       3,037

Income from continuing operations                   229         283         382         422
Income from discontinued operation                   --          55          --         116
Gain on sale of discontinued operation
  (Note C)                                           --          --          --       2,060

Income before extraordinary item                    229         338         382       2,598
Extraordinary loss on early extinguishment
  of debt (Note E)                                  (57)         --         (57)         --

 Net income                                      $ 172       $ 338       $ 325      $ 2,598

Net income allocated to general partners          $ 2         $ 3         $ 3        $ 111
Net income allocated to limited partners            170         335         322       2,487

                                                 $ 172       $ 338       $ 325      $ 2,598
Per limited partnership unit:
  Income before discontinued operation and
   extraordinary item                            $ 2.26     $ 2.81      $ 3.79      $ 4.19
  Income from discontinued operation                 --        0.55          --        1.15
  Gain on sale of discontinued operation             --          --          --       19.58
  Extraordinary loss on early extinguishment
   of debt                                        (0.56)         --       (0.56)         --

Net income                                       $ 1.70     $ 3.36      $ 3.23      $ 24.92

Distributions per limited partnership unit       $ 3.19     $ 51.19     $ 8.50      $ 51.19

            See Accompanying Notes to Consolidated Financial Statements

c)

                         ANGELES INCOME PROPERTIES, LTD. II

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions         100,000         $ 1        $50,000    $50,001

Partners' deficit at
   December 31, 2000                    99,784        $ (514)     $(6,982)   $(7,496)

Distributions to partners                   --            (9)        (848)      (857)

Net income for the six months
   ended June 30, 2001                      --             3          322        325

Partners' deficit at
   June 30, 2001                        99,784        $ (520)     $(7,508)   $(8,028)

            See Accompanying Notes to Consolidated Financial Statements

d)
                         ANGELES INCOME PROPERTIES, LTD. II

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)

                                                                    Six Months Ended
                                                                        June 30,
                                                                    2001         2000
Cash flows from operating activities:
  Net income                                                        $ 325       $ 2,598
  Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation                                                     912          866
      Amortization of discounts, loan costs and lease
        commissions                                                     40           45
      Casualty gain                                                     --       (2,060)
      Extraordinary loss on early extinguishment of debt                57           --
      Casualty gain                                                    (25)          --
      Change in accounts:
        Receivables and deposits                                      (583)        (218)
        Other assets                                                   (52)         158
        Accounts payable                                                42           78
        Tenant security deposit liabilities                            (14)          (7)
        Accrued property taxes                                         148           37
        Due to affiliates                                              (81)        (206)
        Other liabilities                                              (75)        (225)

          Net cash provided by operating activities                    694        1,066

Cash flows from investing activities:
  Property improvements and replacements                              (698)        (757)
  Net (deposits to) withdrawals from restricted escrows                (12)          32
  Net proceeds from sale of investment property                         --        2,746
  Insurance proceeds received                                           28           --

          Net cash (used in) provided by investing activities         (682)       2,021

Cash flows from financing activities:
  Payments on mortgage notes payable                                  (128)        (120)
  Distributions to partners                                           (857)      (6,660)
  Proceeds from mortgage note payable                               13,750           --
  Repayment of mortgage note payable                                (5,985)          --
  Loan costs paid                                                     (249)          --

          Net cash provided by (used in) financing activities        6,531       (6,780)

Net increase (decrease) in cash and cash equivalents                 6,543       (3,693)

Cash and cash equivalents at beginning of period                       975        4,229

Cash and cash equivalents at end of period                         $ 7,518       $ 536

Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $ 704        $ 664

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

At June 30, 2001, due to affiliates and loan costs paid were adjusted by approximately $138,000 related to the refinancing of Deer Creek.

            See Accompanying Notes to Consolidated Financial Statements

e)

                         ANGELES INCOME PROPERTIES, LTD. II

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Income Properties, Ltd. II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner") all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2000. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Principles of Consolidation

The consolidated financial statements of the Partnership include all accounts of the Partnership and its 99% limited partnership interest in Georgetown AIP II, LP and its 100% owned limited liability corporation in AIPL II GP, LLC. Although legal ownership of the respective asset remains with these entities, the Partnership retains all economic benefits from the properties. As a result, the Partnership consolidates its interests in these two entities, whereby all accounts are included in the consolidated financial statements of the Partnership with all inter-entity accounts being eliminated.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Managing General Partner and affiliates during the six months ended June 30, 2001 and 2000:

                                                              2001       2000
                                                              (in thousands)
   Property management fees (included in
     operating expenses)                                     $ 179      $ 169
   Reimbursement for services of affiliates
     (included in operating expense, general and
      administrative expense and investment properties)        124         81
   Due to affiliate                                            138        108
   Disposition fee (included in general partner
      distribution)                                             --         86
   Refinancing fee (included in other assets)                  138         --


During the six months ended June 30, 2001 and 2000, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates approximately $179,000 and $169,000 for the six months ended June 30, 2001 and 2000, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $124,000 and $81,000 for the six months ended June 30, 2001 and 2000, respectively.

The Partnership Agreement provides for a fee equal to 10% of "Net cash flow from operations," as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. The amount of the fee for the six months ended June 30, 2000 was $22,000. There was no fee earned for the six months ended June 30, 2001.

Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a distribution equal to 3% of the aggregate disposition price of sold properties. The Partnership paid a distribution of approximately $86,000 to the Managing General Partner related to the sale of Atlanta Crossing Shopping Center in September 2000. This amount is subordinate to the limited partners receiving their original capital contributions plus a cumulative preferred return of 6% per annum of their adjusted capital investment, as defined in the Partnership Agreement. If the limited partners have not received these returns when the Partnership terminates, the Managing General Partner will return this amount to the Partnership.

In addition to reimbursement for services of affiliates, the Partnership accrued approximately $138,000 for loan costs related to the refinance of Deer Creek Apartments during the six months ended June 30, 2001 which is payable to an affiliate of the Managing General Partner. These costs were capitalized and are included in other assets and due to affiliates on the consolidated balance sheet.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 59,002 limited partnership units in the Partnership representing 59.13% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 59.13% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

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

Atlanta Crossing Shopping Center was the only commercial property owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of this property, the results of the commercial segment have been shown as income from discontinued operation on the consolidated statement of operations. Revenues of this property were approximately $59,000 and $195,000 for the three and six months ended June 30, 2000, respectively. Income from operations was approximately $55,000 and $116,000 for the three and six months ended June 30, 2000, respectively.

Note D - Distributions

During the six months ended June 30, 2001, the Partnership declared and paid distributions of approximately $857,000 (approximately $848,000 to the limited partners or $8.50 per limited partnership unit) from operations. Subsequent to June 30, 2001, the Partnership declared and paid a distribution of approximately $7,270,000 (approximately $7,197,000 to the limited partners or $72.13 per limited partnership unit) from proceeds of the refinance of Deer Creek Apartments. During the six months ended June 30, 2000, the Partnership paid a distribution that was accrued in December 1999 of approximately $1,500,000 of which approximately $1,074,000 (approximately $1,063,000 to the limited partners or $10.65 per limited partnership unit) was from operations and approximately $426,000 (approximately $422,000 to the limited partners or $4.23 per limited partnership unit) was from proceeds from the sale of Princeton Meadows Golf Course Joint Venture during 1999. During the six months ended June 30, 2000, the Partnership declared and paid distributions of approximately $5,246,000 (approximately $5,108,000 to the limited partners or $51.19 per limited partnership unit) of which approximately $2,450,000 (approximately $2,426,000 to the limited partners or $24.31 per limited partnership unit) is from operations and approximately $2,796,000 (approximately $2,682,000 to the limited partners or $26.88 per limited partnership unit) is from proceeds of the sale of Atlanta Crossing Shopping Center. Pursuant to the Partnership Agreement, the Partnership accrued a distribution of approximately $86,000 to the Managing General Partner related to the sale of Atlanta Crossing Shopping Center in March 2000. This amount is subordinate to the limited partners receiving their original capital contributions plus a cumulative preferred return of 6% per annum of their adjusted capital investment, as defined in the Partnership Agreement. This distribution was paid during the third quarter of 2000 even though the required returns had not been met. If the limited partners have not received these returns when the Partnership terminates, the Managing General Partner will return this amount to the Partnership.

Note E - Refinancing of Mortgage Note Payable

On June 27, 2001, the Partnership refinanced the mortgage encumbering Deer Creek Apartments. The refinancing replaced indebtedness of approximately $5,985,000 with a new mortgage of $13,750,000. The new mortgage carries a stated interest rate of 7.43% as compared to the 7.33% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on July 1, 2021. Total capitalized loan costs were approximately $387,000. These costs included $138,000 in fees payable to the Managing General Partner and paid subsequent to June 30, 2001. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $57,000 due to the write-off of unamortized loan costs.

Note F - Casualties

During the six months ended June 30, 2001, a net casualty gain was recorded at Georgetown Apartments. The casualty gain related to ice damage in January 2001. The gain was the result of insurance proceeds of approximately $28,000 less the net book value of the damaged property of approximately $3,000.

Additionally, during the six months ended June 30, 2001, Landmark Apartments suffered two fires which damaged certain apartment units. Repairs on the damaged units are under way and no casualty loss is expected related to these casualties.

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

Segment information for the three and six month periods ended June 30, 2001 and 2000 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segments.


          Three Months Ended
             June 30, 2001               Residential      Other       Totals

Rental income                              $ 1,705        $ --       $ 1,705
Other income                                   112             3         115
Casualty gain                                   25            --          25
Interest expense                               358            --         358
Depreciation                                   464            --         464
General and administrative
  expense                                       --            76          76
Extraordinary loss on early
  extinguishment of debt                       (57)           --         (57)
Segment profit (loss)                          245           (73)        172


           Six Months Ended
             June 30, 2001               Residential     Other       Totals

Rental income                              $ 3,382        $ --       $ 3,382
Other income                                   200            4          204
Casualty gain                                   25           --           25
Interest expense                               707           --          707
Depreciation                                   912           --          912
General and administrative
  expense                                       --          172          172
Extraordinary loss on early
  extinguishment of debt                       (57)          --          (57)
Segment profit (loss)                          493         (168)         325
Total assets                                10,797        7,367       18,164
Capital expenditures for
  investment properties                        548           --          548


      Three Months Ended
         June 30, 2000           Residential    Commercial       Other       Totals
                                              (discontinued)
Rental income                      $ 1,610         $ --           $ --       $ 1,610
Other income                           126             --            32          158
Interest expense                       335             --            --          335
Depreciation                           443             --            --          443
General and administrative
  expense                               --             --            50           50
Income from discontinued
  operation                             --             55            --           55
Segment profit (loss)                  301             55           (18)         338


       Six Months Ended
         June 30, 2000           Residential    Commercial       Other       Totals
                                              (discontinued)
Rental income                      $ 3,215         $ --           $ --       $ 3,215
Other income                           202             --            42          244
Interest expense                       686             --            --          686
Depreciation                           866             --            --          866
General and administrative
  expense                               --             --           162          162
Income from discontinued
  operation                             --            116            --          116
Gain on sale of discontinued
  operation                             --          2,060            --        2,060
Segment profit (loss)                  542          2,176          (120)       2,598
Total assets                        11,020             --           136       11,156
Capital expenditures for
  investment properties                594              6            --          600

Note H - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. Plaintiffs have until August 16, 2001 to file a fourth amended complaint. The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for both of the six months ended June 30, 2001 and 2000:


                                         Average Occupancy
Property                                 2001        2000

Deer Creek Apartments                     96%         98%
   Plainsboro, New Jersey
Georgetown Apartments                     96%         96%
   South Bend, Indiana
Landmark Apartments                       92%         89%
   Raleigh, North Carolina

The Managing General Partner attributes the increase in occupancy at Landmark Apartments to increased marketing efforts.

Results of Operations

The Partnership's net income for the six months ended June 30, 2001 was approximately $325,000 compared to approximately $2,598,000 for the six months ended June 30, 2000. The Partnership's net income for the three month period ended June 30, 2001 was approximately $172,000 compared to approximately $338,000 for the three month period ended June 30, 2000. The decrease in net income for the three and six month periods ended June 30, 2001 is primarily attributable to the sale of Atlanta Crossing Shopping Center in March 2000 (see discussion below).

Excluding the operations of and the gain on the sale of the discontinued operation and the extraordinary loss on the early extinguishment of debt, the Partnership had income from continuing operations of approximately $382,000 for the six months ended June 30, 2001, compared to approximately $422,000 for the six months ended June 30, 2000. Excluding the operations of and the gain on the sale of the discontinued operation and the extraordinary loss on the early extinguishment of debt, the Partnership had income from continuing operations of approximately $229,000 for the three month period ended June 30, 2001, compared to approximately $283,000 for the three month period ended June 30, 2000. The extraordinary loss on early extinguishment of debt relates to the refinancing of the mortgage at Deer Creek Apartments (see discussion in "Liquidity and Capital Resources"). The decrease in net income for three and six month periods ended June 30, 2001 is due to an increase in total expenses partially offset by an increase in total revenues.

The increase in total revenues for the three and six month periods ended June 30, 2001 is due to an increase in rental income and the casualty gain at Georgetown Apartments due to an ice storm in January 2001 which was partially offset by a decrease in other income. The increase in rental income is the result of increased average rental rates at all of the Partnership's properties and an increase in occupancy at Landmark Apartments which was partially offset by a decrease in occupancy at Deer Creek Apartments and an increase in rental concessions and military discounts primarily at Landmark Apartments. The decrease in other income is primarily due to a decrease in interest income as a result of a lower cash balance in interest bearing accounts which was partially offset by an increase in tenant reimbursements at all of the Partnership's properties.

Total expenses increased for the three and six month periods ended June 30, 2001 due to increases in depreciation, interest, property tax and general and administrative expenses partially offset by a decrease in operating expenses. Depreciation expense increased for the three and six month periods ended June 30, 2001 due to capital improvements completed during the past twelve months. Interest expense increased for the three and six month periods ended June 30, 2001 due to the refinancing of Deer Creek Apartments, which increased the debt balance at the property, as discussed in Liquidity and Capital Resources. Property tax expense increased for the three and six month periods ended June 30, 2001 due to an increase in the tax rate at Deer Creek Apartments, an increase in the assessed value at Landmark Apartments and the timing of the receipt of tax bills at Georgetown Apartments. General and administrative expenses increased for the three and six month periods ended June 30, 2001 due to an increase in the cost of services included in the management reimbursements paid to the Managing General Partner as allowed under the Partnership Agreement and an increase in professional fees associated with the administration of the Partnership partially offset by a decrease in legal expenses. Also included in general and administrative expenses at both June 30, 2001 and 2000 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement. Operating expenses decreased for the three and six month periods ended June 30, 2001 due to reduced maintenance and payroll related expenses at Deer Creek Apartments and Landmark Apartments. These decreases were partially offset by increased insurance expense at all the Partnership's properties.

In March 2000, Atlanta Crossing Shopping Center, located in Montgomery, Alabama, was sold to an unaffiliated party for $2,875,000. After payment of closing expenses, the net sales proceeds received by the Partnership were approximately $2,746,000. The sale resulted in a gain of approximately $2,060,000, which was recognized during the six months ended June 30, 2000.

Atlanta Crossing Shopping Center was the only commercial property owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of this property, the results of the commercial segment have been shown as income from discontinued operation on the consolidated statement of operations. Revenues of this property were approximately $59,000 and $195,000 for the three and six months ended June 30, 2000, respectively. Income from operations was approximately $55,000 and $116,000 for the three and six months ended June 30, 2000, respectively.

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

Liquidity and Capital Resources

At June 30, 2001, the Partnership had cash and cash equivalents of approximately $7,518,000 compared to approximately $536,000 at June 30, 2000. The increase in cash and cash equivalents of approximately $6,543,000 since December 31, 2000 is due to approximately $6,591,000 of cash provided by financing activities and approximately $694,000 of cash provided by operating activities partially offset by approximately $682,000 of cash used in investing activities. Cash provided by financing activities consisted primarily of proceeds received from the refinancing of Deer Creek Apartments partially offset by the repayment of the mortgage encumbering Deer Creek Apartments, loan costs paid, distributions to the partners, and payments of principal made on the mortgages encumbering the Partnership's properties. Cash used in investing activities consisted primarily of property improvements and replacements, and to a lesser extent, net deposits to escrow accounts maintained by the mortgage lenders partially offset by insurance proceeds received. The Partnership invests its working capital reserves in interest bearing accounts.

On June 27, 2001, the Partnership refinanced the mortgage encumbering Deer Creek Apartments. The refinancing replaced indebtedness of approximately $5,985,000 with a new mortgage of $13,750,000. The new mortgage carries a stated interest rate of 7.43% as compared to the 7.33% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on July 1, 2021. Total capitalized loan costs were approximately $387,000. These costs included $138,000 in fees payable to the Managing General Partner and paid subsequent to June 30, 2001. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $57,000 due to the write-off of unamortized loan costs.

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

Deer Creek

During the six months ended June 30, 2001, the Partnership spent approximately $318,000 on capital improvements consisting primarily of swimming pool improvements, carpet and vinyl replacements, maintenance equipment, cabinet replacements, and water submetering. These improvements were funded from Partnership reserves and operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the year 2001. The amount budgeted is approximately $917,000, consisting primarily of cabinets, appliances, and water submetering. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Georgetown

During the six months ended June 30, 2001, the Partnership spent approximately $121,000 on budgeted and non-budgeted capital improvements consisting primarily of buildings, carpet replacements, and appliances. These improvements were funded from Partnership reserves, insurance proceeds, and operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the year 2001. The amount budgeted is approximately $82,000, consisting primarily of carpet and vinyl replacements, appliances, and structural improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Landmark

During the six months ended June 30, 2001, the Partnership spent approximately $109,000 on budgeted and non-budgeted capital improvements consisting primarily of water heater replacements, countertop replacements, and carpet and vinyl replacements. These improvements were funded from operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the year 2001. The amount budgeted is approximately $84,000, consisting primarily of air conditioning unit replacements, carpet and vinyl replacement, window treatments, cabinets, and appliances. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Deer Creek Apartments of $13,750,000 is amortized over 20 years and matures July 1, 2021. The mortgage indebtedness encumbering Georgetown Apartments and Landmark Apartments of approximately $11,444,000, net of discount, is amortized over periods ranging from 29 to 30 years with balloon payments due in 2003. The Managing General Partner will attempt to refinance the mortgages encumbering Georgetown and Landmark and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

During the six months ended June 30, 2001, the Partnership declared and paid distributions of approximately $857,000 (approximately $848,000 to the limited partners or $8.50 per limited partnership unit) from operations. Subsequent to June 30, 2001, the Partnership declared and paid a distribution of approximately $7,270,000 (approximately $7,197,000 to the limited partners or $72.13 per limited partnership unit) from proceeds of the refinance of Deer Creek Apartments. During the six months ended June 30, 2000, the Partnership paid a distribution that was accrued in December 1999 of approximately $1,500,000 of which approximately $1,074,000 (approximately $1,063,000 to the limited partners or $10.65 per limited partnership unit) was from operations and approximately $426,000 (approximately $422,000 to the limited partners or $4.23 per limited partnership unit) was from proceeds from the sale of Princeton Meadows Golf Course Joint Venture during 1999. During the six months ended June 30, 2000, the Partnership declared and paid distributions of approximately $5,246,000 (approximately $5,108,000 to the limited partners or $51.19 per limited partnership unit) of which approximately $2,450,000 (approximately $2,426,000 to the limited partners or $24.31 per limited partnership unit) is from operations and approximately $2,796,000 (approximately $2,682,000 to the limited partners or $26.88 per limited partnership unit) is from proceeds of the sale of Atlanta Crossing Shopping Center. Pursuant to the Partnership Agreement, the Partnership accrued a distribution of approximately $86,000 to the Managing General Partner related to the sale of Atlanta Crossing Shopping Center in March 2000. This amount is subordinate to the limited partners receiving their original capital contributions plus a cumulative preferred return of 6% per annum of their adjusted capital investment, as defined in the Partnership Agreement. This distribution was paid during the third quarter of 2000 even though the required returns had not been met. If the limited partners have not received these returns when the Partnership terminates, the Managing General Partner will return this amount to the Partnership. Future cash distributions will depend on the levels of cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit additional distributions to its partners during the remainder of 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 59,002 limited partnership units in the Partnership representing 59.13% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 59.13% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. Plaintiffs have until August 16, 2001 to file a fourth amended complaint. The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

               Exhibit 10.19, Multifamily Note dated June 27, 2001, by and between Angeles Income Properties, Ltd. II, a California Limited Partnership, and GMAC Commercial Mortgage Corporation.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2001:

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



                                    ANGELES INCOME PROPERTIES, LTD. II


                                    By:   Angeles Realty Corporation II
                                          Managing General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President
                                          and Controller


                                    Date:

                                                                   Exhibit 10.19

                                                        FHLMC Loan No. 002772809
                                                           Deer Creek Apartments

                                MULTIFAMILY NOTE
                     (MULTISTATE - REVISION DATE 11-01-2000)


US $13,750,000.00                                          As of June 27, 2001


      FOR VALUE RECEIVED, the undersigned ("Borrower") jointly and severally (if more than one) promises to pay to the order of GMAC COMMERCIAL MORTGAGE CORPORATION, a California corporation, the principal sum of Thirteen Million Seven Hundred Fifty Thousand and 00/100 Dollars (US $13,750,000.00), with interest on the unpaid principal balance at the annual rate of Seven and Four Hundred Thirty Thousandths percent (7.430%).

1. Defined Terms. As used in this Note, (i) the term "Lender" means the holder of this Note, and (ii) the term "Indebtedness" means the principal of, interest on, and any other amounts due at any time under, this Note, the Security Instrument or any other Loan Document, including prepayment premiums, late charges, default interest, and advances to protect the security of the Security Instrument under Section 12 of the Security Instrument. "Event of Default" and other capitalized terms used but not defined in this Note shall have the meanings given to such terms in the Security Instrument.

2. Address for Payment. All payments due under this Note shall be payable at 200 Witmer Road, Post Office Box 809, Horsham, Pennsylvania 19044, Attn: Servicing - Account Manager, or such other place as may be designated by written notice to Borrower from or on behalf of Lender.

3. Payment of Principal and Interest. Principal and interest shall be paid as follows:

(a) Unless disbursement of principal is made by Lender to Borrower on the first day of the month, interest for the period beginning on the date of disbursement and ending on and including the last day of the month in which such disbursement is made shall be payable simultaneously with the execution of this Note. Interest under this Note shall be computed on the basis of a 360-day year consisting of twelve 30-day months.

(b) Consecutive monthly installments of principal and interest, each in the amount of One Hundred Ten Thousand One Hundred Eighty-One and 27/100 Dollars (US $110,181.27), shall be payable on the first day of each month beginning on August 1, 2001, until the entire unpaid principal balance evidenced by this Note is fully paid.

(c) Any accrued interest remaining past due for 30 days or more may, at Lender's discretion, be added to and become part of the unpaid principal balance and shall bear interest at the rate or rates specified in this Note, and any reference below to "accrued interest" shall refer to accrued interest which has not become part of the unpaid principal balance. Any remaining principal and interest shall be due and payable on July 1, 2021 or on any earlier date on which the unpaid principal balance of this Note becomes due and payable, by acceleration or otherwise (the "Maturity Date"). The unpaid principal balance shall continue to bear interest after the Maturity Date at the Default Rate set forth in this Note until and including the date on which it is paid in full.

(d) Any regularly scheduled monthly installment of principal and interest that is received by Lender before the date it is due shall be deemed to have been received on the due date solely for the purpose of calculating interest due.

4. Application of Payments. If at any time Lender receives, from Borrower or otherwise, any amount applicable to the Indebtedness which is less than all amounts due and payable at such time, Lender may apply that payment to amounts then due and payable in any manner and in any order determined by Lender, in Lender's discretion. Borrower agrees that neither Lender's acceptance of a payment from Borrower in an amount that is less than all amounts then due and payable nor Lender's application of such payment shall constitute or be deemed to constitute either a waiver of the unpaid amounts or an accord and satisfaction.

5. Security. The Indebtedness is secured, among other things, by a multifamily mortgage, deed to secure debt or deed of trust dated as of the date of this Note (the "Security Instrument"), and reference is made to the Security Instrument for other rights of Lender as to collateral for the Indebtedness.

6. Acceleration. If an Event of Default has occurred and is continuing, the entire unpaid principal balance, any accrued interest, the prepayment premium payable under Paragraph 10, if any, and all other amounts payable under this Note and any other Loan Document shall at once become due and payable, at the option of Lender, without any prior notice to Borrower (except if notice is required by applicable law, then after such notice). Lender may exercise this option to accelerate regardless of any prior forbearance.

7. Late Charge. If any monthly amount payable under this Note or under the Security Instrument or any other Loan Document is not received by Lender within ten (10) days after the amount is due (unless applicable law requires a longer period of time before a late charge may be imposed, in which event such longer period shall be substituted), Borrower shall pay to Lender, immediately and without demand by Lender, a late charge equal to five percent (5%) of such amount (unless applicable law requires a lesser amount be charged, in which event such lesser amount shall be substituted). Borrower acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the loan evidenced by this Note (the "Loan"), and that it is extremely difficult and impractical to determine those additional expenses. Borrower agrees that the late charge payable pursuant to this Paragraph represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional expenses Lender will incur by reason of such late payment. The late charge is payable in addition to, and not in lieu of, any interest payable at the Default Rate pursuant to Paragraph 8.

8. Default Rate. So long as (a) any monthly installment under this Note remains past due for thirty (30) days or more, or (b) any other Event of Default has occurred and is continuing, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or the occurrence of such other Event of Default, as applicable, at a rate (the "Default Rate") equal to the lesser of four (4) percentage points above the rate stated in the first paragraph of this Note and the maximum interest rate which may be collected from Borrower under applicable law. If the unpaid principal balance and all accrued interest are not paid in full on the Maturity Date, the unpaid principal balance and all accrued interest shall bear interest from the Maturity Date at the Default Rate. Borrower also acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the Loan, that, during the time that any monthly installment under this Note is delinquent for more than thirty (30) days, Lender will incur additional costs and expenses arising from its loss of the use of the money due and from the adverse impact on Lender's ability to meet its other obligations and to take advantage of other investment opportunities, and that it is extremely difficult and impractical to determine those additional costs and expenses. Borrower also acknowledges that, during the time that any monthly installment under this Note is delinquent for more than thirty (30) days or any other Event of Default has occurred and is continuing, Lender's risk of nonpayment of this Note will be materially increased and Lender is entitled to be compensated for such increased risk. Borrower agrees that the increase in the rate of interest payable under this Note to the Default Rate represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional costs and expenses Lender will incur by reason of the Borrower's delinquent payment and the additional compensation Lender is entitled to receive for the increased risks of nonpayment associated with a delinquent loan.

9.    Limits on Personal Liability.

(a) Except as otherwise provided in this Paragraph 9, Borrower shall have no personal liability under this Note, the Security Instrument or any other Loan Document for the repayment of the Indebtedness or for the performance of any other obligations of Borrower under the Loan Documents, and Lender's only recourse for the satisfaction of the Indebtedness and the performance of such obligations shall be Lender's exercise of its rights and remedies with respect to the Mortgaged Property and any other collateral held by Lender as security for the Indebtedness. This limitation on Borrower's liability shall not limit or impair Lender's enforcement of its rights against any guarantor of the Indebtedness or any guarantor of any obligations of Borrower.

(b) Borrower shall be personally liable to Lender for the repayment of a portion of the Indebtedness equal to zero percent (0%) of the original principal balance of this Note, plus any other amounts for which Borrower has personal liability under this Paragraph 9.

(c) In addition to Borrower's personal liability under Paragraph 9(b), Borrower shall be personally liable to Lender for the repayment of a further portion of the Indebtedness equal to any loss or damage suffered by Lender as a result of
(1) failure of Borrower to pay to Lender upon demand after an Event of Default all Rents to which Lender is entitled under Section 3(a) of the Security Instrument and the amount of all security deposits collected by Borrower from tenants then in residence; (2) failure of Borrower to apply all insurance proceeds and condemnation proceeds as required by the Security Instrument; or
(3) failure of Borrower to comply with Section 14(d) or (e) of the Security Instrument relating to the delivery of books and records, statements, schedules and reports.

(d) For purposes of determining Borrower's personal liability under Paragraph 9(b) and Paragraph 9(c), all payments made by Borrower or any guarantor of this Note with respect to the Indebtedness and all amounts received by Lender from the enforcement of its rights under the Security Instrument shall be applied first to the portion of the Indebtedness for which Borrower has no personal liability.

(e) Borrower shall become personally liable to Lender for the repayment of all of the Indebtedness upon the occurrence of any of the following Events of
Default: (1) Borrower's acquisition of any property or operation of any business not permitted by Section 33 of the Security Instrument; (2) a Transfer (including, but not limited to, a lien or encumbrance) that is an Event of Default under Section 21 of the Security Instrument, other than a Transfer consisting solely of the involuntary removal or involuntary withdrawal of a general partner in a limited partnership or a manager in a limited liability company; or (3) fraud or written material misrepresentation by Borrower or any officer, director, partner, member or employee of Borrower in connection with the application for or creation of the Indebtedness or any request for any action or consent by Lender.

(f) In addition to any personal liability for the Indebtedness, Borrower shall be personally liable to Lender for (1) the performance of all of Borrower's obligations under Section 18 of the Security Instrument (relating to environmental matters); (2) the costs of any audit under Section 14(d) of the Security Instrument; and (3) any costs and expenses incurred by Lender in connection with the collection of any amount for which Borrower is personally liable under this Paragraph 9, including fees and out of pocket expenses of attorneys and expert witnesses and the costs of conducting any independent audit of Borrower's books and records to determine the amount for which Borrower has personal liability.

(g) To the extent that Borrower has personal liability under this Paragraph 9, Lender may exercise its rights against Borrower personally without regard to whether Lender has exercised any rights against the Mortgaged Property or any other security, or pursued any rights against any guarantor, or pursued any other rights available to Lender under this Note, the Security Instrument, any other Loan Document or applicable law. For purposes of this Paragraph 9, the term "Mortgaged Property" shall not include any funds that (1) have been applied by Borrower as required or permitted by the Security Instrument prior to the occurrence of an Event of Default or (2) Borrower was unable to apply as required or permitted by the Security Instrument because of a bankruptcy, receivership, or similar judicial proceeding. To the fullest extent permitted by applicable law, in any action to enforce Borrower's personal liability under this Paragraph 9, Borrower waives any right to set off the value of the Mortgaged Property against such personal liability.

10.   Voluntary and Involuntary Prepayments.

(a) A prepayment premium shall be payable in connection with any prepayment (any receipt by Lender of principal, other than principal required to be paid in monthly installments pursuant to Paragraph 3(b), prior to the scheduled Maturity Date set forth in Paragraph 3(c)) under this Note as provided below:

(1) Borrower may voluntarily prepay all of the unpaid principal balance of this Note on a Business Day designated as the date for such prepayment in a written notice from Borrower to Lender given at least 30 days prior to the date of such prepayment. Such prepayment shall be made by paying (A) the amount of principal being prepaid, (B) all accrued interest, (C) all other sums due Lender at the time of such prepayment, and (D) the prepayment premium calculated pursuant to Paragraph 10(c). For all purposes including the accrual of interest, any prepayment received by Lender on any day other than the last calendar day of the month shall be deemed to have been received on the last calendar day of such month. For purposes of this Note, a "Business Day" means any day other than a Saturday, Sunday or any other day on which Lender is not open for business. Unless expressly provided for in the Loan Documents, Borrower shall not have the option to voluntarily prepay less than all of the unpaid principal balance. However, if a partial prepayment is provided for in the Loan Documents or is accepted by Lender in Lender's discretion, a prepayment premium calculated pursuant to Paragraph 10(c) shall be due and payable by Borrower.

(2) Upon Lender's exercise of any right of acceleration under this Note, Borrower shall pay to Lender, in addition to the entire unpaid principal balance of this Note outstanding at the time of the acceleration, (A) all accrued interest and all other sums due Lender, and (B) the prepayment premium calculated pursuant to Paragraph 10(c).

(3) Any application by Lender of any collateral or other security to the repayment of any portion of the unpaid principal balance of this Note prior to the Maturity Date and in the absence of acceleration shall be deemed to be a partial prepayment by Borrower, requiring the payment to Lender by Borrower of a prepayment premium.

(b) Notwithstanding the provisions of Paragraph 10(a), no prepayment premium shall be payable with respect to (A) any prepayment made during the period from one hundred eighty (180) days before the scheduled Maturity Date to the scheduled Maturity Date, or (B) any prepayment occurring as a result of the application of any insurance proceeds or condemnation award under the Security Instrument.

(c) Any prepayment premium payable under this Note shall be computed as follows:

            (1) If the prepayment is made between the date of this Note and the date that is 180 months after the first day of the first calendar month following the date of this Note (the "Yield Maintenance Period"), the prepayment premium shall be whichever is the greater of subparagraphs (i) and (ii) below:

            (i)   1.0% of the unpaid principal balance of this Note; or

            (ii)  the product obtained by multiplying:

                  (A)   the amount of principal being prepaid,
                  by
                  (B) the excess (if any) of the Monthly Note Rate over the Assumed Reinvestment Rate, by
                  (C)   the Present Value Factor.

            For purposes of subparagraph (ii), the following definitions shall apply:

            Monthly Note Rate: one-twelfth (1/12) of the annual interest rate of this Note, expressed as a decimal calculated to five digits.

            Prepayment Date: in the case of a voluntary prepayment, the date on which the prepayment is made; in the case of the application by Lender of collateral or security to a portion of the principal balance, the date of such application; and in any other case, the date on which Lender accelerates the unpaid principal balance of this Note.

            Assumed Reinvestment Rate: one-twelfth (1/12) of the yield rate as of the date 5 Business Days before the Prepayment Date, on the 9.250% U.S. Treasury Security due February 1, 2016 as reported in The Wall Street Journal, expressed as a decimal calculated to five digits. In the event that no yield is published on the applicable date for the Treasury Security used to determine the Assumed Reinvestment Rate, Lender, in its discretion, shall select the non-callable Treasury Security maturing in the same year as the Treasury Security specified above with the lowest yield published in The Wall Street Journal as of the applicable date. If the publication of such yield rates in The Wall Street Journal is discontinued for any reason, Lender shall select a security with a comparable rate and term to the Treasury Security used to determine the Assumed Reinvestment Rate. The selection of an alternate security pursuant to this Paragraph shall be made in Lender's discretion.

            Present Value Factor: the factor that discounts to present value the costs resulting to Lender from the difference in interest rates during the months remaining in the Yield Maintenance Period, using the Assumed Reinvestment Rate as the discount rate, with monthly compounding, expressed numerically as follows:

                                     [OBJECT OMITTED]

            n = number of months remaining in Yield Maintenance Period

            ARR = Assumed Reinvestment Rate

            (2) If the prepayment is made after the expiration of the Yield Maintenance Period but before the period set forth in Paragraph 10(b)(A) above, the prepayment premium shall be 1.0% of the unpaid principal balance of this Note.

(d) Any permitted or required prepayment of less than the unpaid principal balance of this Note shall not extend or postpone the due date of any subsequent monthly installments or change the amount of such installments, unless Lender agrees otherwise in writing.

(e) Borrower recognizes that any prepayment of the unpaid principal balance of this Note, whether voluntary or involuntary or resulting from a default by Borrower, will result in Lender's incurring loss, including reinvestment loss, additional expense and frustration or impairment of Lender's ability to meet its commitments to third parties. Borrower agrees to pay to Lender upon demand damages for the detriment caused by any prepayment, and agrees that it is extremely difficult and impractical to ascertain the extent of such damages. Borrower therefore acknowledges and agrees that the formula for calculating prepayment premiums set forth in this Note represents a reasonable estimate of the damages Lender will incur because of a prepayment.

(f) Borrower further acknowledges that the prepayment premium provisions of this Note are a material part of the consideration for the Loan, and acknowledges that the terms of this Note are in other respects more favorable to Borrower as a result of the Borrower's voluntary agreement to the prepayment premium provisions.

11. Costs and Expenses. To the fullest extent allowed by applicable law, Borrower shall pay all expenses and costs, including fees and out-of-pocket expenses of attorneys (including Lender's in-house attorneys) and expert witnesses and costs of investigation, incurred by Lender as a result of any default under this Note or in connection with efforts to collect any amount due under this Note, or to enforce the provisions of any of the other Loan Documents, including those incurred in post-judgment collection efforts and in any bankruptcy proceeding (including any action for relief from the automatic stay of any bankruptcy proceeding) or judicial or non-judicial foreclosure proceeding.

12. Forbearance. Any forbearance by Lender in exercising any right or remedy under this Note, the Security Instrument, or any other Loan Document or otherwise afforded by applicable law, shall not be a waiver of or preclude the exercise of that or any other right or remedy. The acceptance by Lender of any payment after the due date of such payment, or in an amount which is less than the required payment, shall not be a waiver of Lender's right to require prompt payment when due of all other payments or to exercise any right or remedy with respect to any failure to make prompt payment. Enforcement by Lender of any security for Borrower's obligations under this Note shall not constitute an election by Lender of remedies so as to preclude the exercise of any other right or remedy available to Lender.

13.  Waivers.  Presentment,  demand,  notice  of  dishonor,  protest,  notice of acceleration, notice of intent to demand or accelerate payment or maturity, presentment for payment, notice of nonpayment, grace, and diligence in collecting the Indebtedness are waived by Borrower and all endorsers and guarantors of this Note and all other third party obligors.

14. Loan Charges. Neither this Note nor any of the other Loan Documents shall be construed to create a contract for the use, forbearance or detention of money requiring payment of interest at a rate greater than the maximum interest rate permitted to be charged under applicable law. If any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower in connection with the Loan is interpreted so that any interest or other charge provided for in any Loan Document, whether considered separately or together with other charges provided for in any other Loan Document, violates that law, and Borrower is entitled to the benefit of that law, that interest or charge is hereby reduced to the extent necessary to eliminate that violation. The amounts, if any, previously paid to Lender in excess of the permitted amounts shall be applied by Lender to reduce the unpaid principal balance of this Note. For the purpose of determining whether any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower has been violated, all Indebtedness that constitutes interest, as well as all other charges made in connection with the Indebtedness that constitute interest, shall be deemed to be allocated and spread ratably over the stated term of the Note. Unless otherwise required by applicable law, such allocation and spreading shall be effected in such a manner that the rate of interest so computed is uniform throughout the stated term of the Note.

15. Commercial Purpose. Borrower represents that the Indebtedness is being incurred by Borrower solely for the purpose of carrying on a business or commercial enterprise, and not for personal, family, household or agricultural purposes.

16. Counting of Days. Except where otherwise specifically provided, any reference in this Note to a period of "days" means calendar days, not Business Days.

17. Governing Law. This Note shall be governed by the law of the jurisdiction in which the Land is located.

18. Captions. The captions of the paragraphs of this Note are for convenience only and shall be disregarded in construing this Note.

19. Notices; Written Modifications. All notices, demands and other communications required or permitted to be given by Lender to Borrower pursuant to this Note shall be given in accordance with Section 31 of the Security Instrument. Any modification or amendment to this Note shall be ineffective unless in writing signed by the party sought to be charged with such modification or amendment; provided, however, that in the event of a Transfer under the terms of the Security Instrument, any or some or all of the Modifications to Multifamily Note may be modified or rendered void by Lender at Lender's option by notice to Borrower/transferee.

20. Consent to Jurisdiction and Venue. Borrower agrees that any controversy arising under or in relation to this Note shall be litigated exclusively in the jurisdiction in which the Land is located (the "Property Jurisdiction"). The state and federal courts and authorities with jurisdiction in the Property Jurisdiction shall have exclusive jurisdiction over all controversies which shall arise under or in relation to this Note. Borrower irrevocably consents to service, jurisdiction, and venue of such courts for any such litigation and waives any other venue to which it might be entitled by virtue of domicile, habitual residence or otherwise.

21. WAIVER OF TRIAL BY JURY. BORROWER AND LENDER EACH (A) AGREES NOT TO ELECT A TRIAL BY JURY WITH RESPECT TO ANY ISSUE ARISING OUT OF THIS NOTE OR THE RELATIONSHIP BETWEEN THE PARTIES AS LENDER AND BORROWER THAT IS TRIABLE OF RIGHT BY A JURY AND (B) WAIVES ANY RIGHT TO TRIAL BY JURY WITH RESPECT TO SUCH ISSUE TO THE EXTENT THAT ANY SUCH RIGHT EXISTS NOW OR IN THE FUTURE. THIS WAIVER OF RIGHT TO TRIAL BY JURY IS SEPARATELY GIVEN BY EACH PARTY, KNOWINGLY AND VOLUNTARILY WITH THE BENEFIT OF COMPETENT LEGAL COUNSEL.

      ATTACHED EXHIBIT.  The following Exhibit is attached to this Note:

            -----
             X       Exhibit A     Modifications to Multifamily Note
            -----

      IN WITNESS WHEREOF, Borrower has signed and delivered this Note under seal or has caused this Note to be signed and delivered under seal by its duly authorized representative. Borrower intends that this Note shall be deemed to be signed and delivered as a sealed instrument.

                                    ANGELES INCOME PROPERTIES, LTD. II, a
                                      California limited partnership, doing
                                      business in New Jersey as Angeles Income
                                      Properties, Ltd. II Limited Partnership

                                    By:  Angeles Realty  Corporation    II,   a
                                         California corporation,
                                         its general partner




                                        By:  ______________________
                                            Patti K. Fielding
                                            Senior Vice President


                                  -----------------
                                  Borrower's Social Security/Employer ID Number

PAY TO THE ORDER OF FEDERAL HOME LOAN MORTGAGE
CORPORATION, WITHOUT RECOURSE, THIS ____ DAY OF
JUNE, 2001
GMAC COMMERCIAL MORTGAGE CORPORATION, a
   California corporation



By:_________________________________
   Donald W. Marshall
   Vice President

                                    EXHIBIT A

                        MODIFICATIONS TO MULTIFAMILY NOTE

1. The first sentence of Paragraph 8 of the Note ("Default Rate") is hereby deleted and replaced with the following:

            So long as (a) any monthly installment under this Note remains past due for more than thirty (30) days or (b) any other event of Default has occurred and is continuing, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or the occurrence of such other Event of Default, as applicable, at a rate (the "Default Rate") equal to the lesser of (1) the maximum interest rate which may be collected from Borrower under applicable law or (2) the greater of (i) three percent (3%) above the Interest Rate or (ii) four percent (4.0%) above the then-prevailing Prime Rate. As used herein, the term "Prime Rate" shall mean the rate of interest announced by The Wall Street Journal from time to time as the "Prime Rate".

2.    Paragraph 9(c)of the Note is amended to add the following subparagraph(4):

(4) failure by Borrower to pay the amount of the water and sewer charges, taxes, fire, hazard or other insurance premiums, ground rents, assessments or other charges in accordance with the terms of the Security Instrument.

3. Paragraph 19 is modified by deleting: "; provided, however, that in the event of a Transfer under the terms of the Security Instrument, any or some or all of the Modifications to Multifamily Note may be modified or rendered void by Lender at Lender's option by notice to Borrower/transferee" in the last sentence of the Paragraph; and by adding the following new sentence:

            The Modifications to Multifamily Note set forth in this Exhibit A shall be null and void unless title to the Mortgaged Property is vested in an entity whose Controlling Interest(s) are directly or indirectly held by AIMCO REIT or AIMCO OP. The capitalized terms used in this paragraph are defined in the Security Instrument.