Form 10QSB
period 2001-09-30
ANGELES INCOME PROPERTIES LTD II
filed 2001-11-13
CIK 711642

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


              For the quarterly period ended September 30, 2001


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

                         PART I - FINANCIAL INFORMATION



ITEM 1.     FINANCIAL STATEMENTS


a)

                      ANGELES INCOME PROPERTIES, LTD. II

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                       (in thousands, except unit data)

                               September 30, 2001


Assets
   Cash and cash equivalents                                                 $   827
   Receivables and deposits                                                      387
   Restricted escrows                                                             98
   Other assets                                                                  575
   Investment properties:
      Land                                                    $ 1,984
      Buildings and related personal property                   32,586
                                                                34,570
      Less accumulated depreciation                            (25,649)        8,921
                                                                            $ 10,808

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 175
   Tenant security deposit liabilities                                           261
   Accrued property taxes                                                        292
   Other liabilities                                                             275
   Mortgage notes payable                                                     25,101

Partners' Deficit
   General partners                                            $ (592)
   Limited partners (99,784 units issued and
      outstanding)                                             (14,704)      (15,296)
                                                                            $ 10,808

         See Accompanying Notes to Consolidated Financial Statements


b)

                      ANGELES INCOME PROPERTIES, LTD. II

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                       (in thousands, except unit data)


                                                 Three Months Ended      Nine Months Ended
                                                   September 30,           September 30,
                                                  2001       2000        2001        2000
Revenues:
  Rental income                                 $ 1,702     $ 1,628     $ 5,084     $ 4,843
  Other income                                      121          97         325         341
  Casualty gains                                     40          --          65          --
        Total revenues                            1,863       1,725       5,474       5,184

Expenses:
  Operating                                         646         600       1,719       1,676
  General and administrative                         77         163         249         325
  Depreciation                                      454         433       1,366       1,299
  Interest                                          493         357       1,200       1,043
  Property taxes                                    191         154         556         401
        Total expenses                            1,861       1,707       5,090       4,744

Income from continuing operations                     2          18         384         440
(Loss) income from discontinued operation            --          (2)         --         114
Gain on sale of discontinued operation               --          --          --       2,060

Income before extraordinary item                      2          16         384       2,614
Extraordinary loss on early extinguishment
  of debt                                            --          --         (57)         --

 Net income                                       $ 2        $ 16        $ 327      $ 2,614

Net income allocated to general partners          $ --       $ --         $ 3        $ 112
Net income allocated to limited partners              2          16         324       2,502

                                                  $ 2        $ 16        $ 327      $ 2,614
Per limited partnership unit:
  Income before discontinued operation and
   extraordinary item                            $ 0.02     $ 0.18      $ 3.81      $ 4.36
  (Loss) income from discontinued operation          --       (0.02)         --        1.13
  Gain on sale of discontinued operation             --          --          --       19.58
  Extraordinary loss on early extinguishment
   of debt                                           --          --       (0.56)         --

Net income                                       $ 0.02     $ 0.16      $ 3.25      $ 25.07

Distributions per limited partnership unit      $ 72.13      $ --       $ 80.63     $ 51.19

         See Accompanying Notes to Consolidated Financial Statements


c)

                      ANGELES INCOME PROPERTIES, LTD. II

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                       (in thousands, except unit data)

                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners      Total

Original capital contributions         100,000         $ 1       $ 50,000    $ 50,001

Partners' deficit at
   December 31, 2000                    99,784        $ (514)    $ (6,982)   $ (7,496)

Distributions to partners                   --           (81)      (8,046)     (8,127)

Net income for the nine months
   ended September 30, 2001                 --             3          324         327

Partners' deficit at
   September 30, 2001                   99,784        $ (592)    $(14,704)   $(15,296)

         See Accompanying Notes to Consolidated Financial Statements


d)
                      ANGELES INCOME PROPERTIES, LTD. II

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                    Nine Months Ended
                                                                      September 30,
                                                                    2001         2000
Cash flows from operating activities:
  Net income                                                        $ 327       $ 2,614
  Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation                                                   1,366        1,299
      Amortization of discounts, loan costs and lease
        commissions                                                     62           65
      Gain on sale of discontinued operation                            --       (2,060)
      Extraordinary loss on early extinguishment of debt                57           --
      Casualty gains                                                   (65)          --
      Change in accounts:
        Receivables and deposits                                       (59)        (212)
        Other assets                                                   (31)         157
        Accounts payable                                                71           10
        Tenant security deposit liabilities                            (29)          (6)
        Accrued property taxes                                         179          114
        Due to affiliates                                              (81)        (158)
        Other liabilities                                              (21)        (227)
          Net cash provided by operating activities                  1,776        1,596

Cash flows from investing activities:
  Property improvements and replacements                            (1,047)      (1,183)
  Net withdrawals from restricted escrows                               45          201
  Net proceeds from sale of discontinued operation                      --        2,746
  Insurance proceeds received                                           72           --
          Net cash (used in) provided by investing activities         (930)       1,764

Cash flows from financing activities:
  Payments on mortgage notes payable                                  (224)        (180)
  Advance from affiliate                                                --          265
  Distributions to partners                                         (8,127)      (6,746)
  Proceeds from mortgage note payable                               13,750           --
  Repayment of mortgage note payable                                (5,985)          --
  Loan costs paid                                                     (408)          --
          Net cash used in financing activities                       (994)      (6,661)

Net decrease in cash and cash equivalents                             (148)      (3,301)

Cash and cash equivalents at beginning of period                       975        4,229

Cash and cash equivalents at end of period                          $ 827        $ 928

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 1,091       $ 996

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

         See Accompanying Notes to Consolidated Financial Statements


e)

                       ANGELES INCOME PROPERTIES, LTD. II

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Income Properties, Ltd. II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner") all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2000. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Principles of Consolidation

The consolidated financial statements of the Partnership include all accounts of the Partnership, Georgetown AIP II, LP in which the Partnership holds a 99% limited partnership interest and AIPL II GP, LLC in which the Partnership is the sole member. Although legal ownership of the respective asset remains with these entities, the Partnership retains all economic benefits from the properties. The Partnership consolidates its interests in these two entities, whereby all accounts are included in the consolidated financial statements of the Partnership with all inter-entity accounts being eliminated.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Managing General Partner and affiliates during the nine months ended September 30, 2001 and 2000:

                                                              2001       2000
                                                              (in thousands)
   Property management fees (included in
     operating expenses)                                     $ 271      $ 255
   Reimbursement for services of affiliates
     (included in operating expense, general and
     administrative expense and investment properties)         310        153
   Disposition fee (included in general partner
     distribution)                                              --         86
   Refinancing fee (included in other assets)                  138         --
   Due to affiliate                                             11        335

During the nine months ended September 30, 2001 and 2000, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates approximately $271,000 and $255,000 for the nine months ended September 30, 2001 and 2000, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $310,000 and $153,000 for the nine months ended September 30, 2001 and 2000, respectively. Included in the total is approximately $174,000 and $21,000 in construction service reimbursements for the nine months ended September 30, 2001 and 2000, respectively.

The Partnership Agreement provides for a fee equal to 10% of "Net cash flow from operations," as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. The fee earned was approximately $11,000 and $70,000 for the nine months ended September 30, 2001 and 2000, respectively.

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

In addition to reimbursement for services of affiliates, the Partnership paid a commission to an affiliate of the Managing General Partner of approximately $138,000 related to the refinance of Deer Creek Apartments during the nine months ended September 30, 2001. These costs were capitalized and are included in other assets on the consolidated balance sheet.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates currently own 59,012 limited partnership units in the Partnership representing 59.14% of the outstanding units at September 30, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 59.14% of the outstanding units, AIMCO is in a position to control all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

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

Atlanta Crossing Shopping Center was the only commercial property owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of this property, the results of the commercial segment have been shown as (loss) income from discontinued operation on the consolidated statement of operations. Revenues of this property were approximately $193,000 for the nine months ended September 30, 2000. (Loss) income from operations was approximately ($2,000) and $114,000 for the three and nine months ended September 30, 2000, respectively.

Note D - Distributions

During the nine months ended September 30, 2001, the Partnership declared and paid distributions of approximately $8,127,000 (approximately $8,046,000 to the limited partners or $80.63 per limited partnership unit) of which approximately $857,000 (approximately $848,000 to the limited partners or $8.50 per limited partnership unit) was from operations and approximately $7,270,000 (approximately $7,198,000 to the limited partners or $72.13 per limited partnership unit) was from proceeds of the refinancing of the mortgage encumbering Deer Creek Apartments. Subsequent to September 30, 2001, the Partnership declared and paid a distribution of approximately $553,000 (approximately $547,000 to the limited partners or $5.48 per limited partnership unit) of which approximately $445,000 (approximately $440,000 to the limited partners or $4.41 per limited partnership unit) was from operations and approximately $108,000 (approximately $107,000 to the limited partners or $1.07 per limited partnership unit) was from proceeds of the refinance of Deer Creek Apartments. During the nine months ended September 30, 2000, the Partnership paid a distribution that was accrued in December 1999 of approximately
$1,500,000 of which approximately $1,074,000 (approximately $1,063,000 to the limited partners or $10.65 per limited partnership unit) was from operations and approximately $426,000 (approximately $422,000 to the limited partners or $4.23 per limited partnership unit) was from proceeds from the sale of Princeton Meadows Golf Course Joint Venture during 1999. During the nine months ended
September 30, 2000, the Partnership declared and paid distributions of approximately $5,246,000 (approximately $5,108,000 to the limited partners or $51.19 per limited partnership unit) of which approximately $2,500,000 (approximately $2,476,000 to the limited partners or $24.81 per limited partnership unit) is from operations and approximately $2,746,000 (approximately $2,632,000 to the limited partners or $26.38 per limited partnership unit) is from proceeds of the sale of Atlanta Crossing Shopping Center. Pursuant to the Partnership Agreement, the Partnership accrued and paid a distribution of approximately $86,000 to the Managing General Partner related to the sale of Atlanta Crossing Shopping Center in March 2000. This amount is subordinate to the limited partners receiving their original capital contributions plus a cumulative preferred return of 6% per annum of their adjusted capital investment, as defined in the Partnership Agreement. This distribution was paid during the third quarter of 2000. If the limited partners have not received the required returns when the Partnership terminates, the Managing General Partner will return this amount to the Partnership.

Note E - Refinancing of Mortgage Note Payable

On June 27, 2001, the Partnership refinanced the mortgage encumbering Deer Creek Apartments. The refinancing replaced indebtedness of approximately $5,985,000 with a new mortgage of $13,750,000. The new mortgage carries a stated interest rate of 7.43% as compared to the 7.33% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on July 1, 2021. Total capitalized loan costs were approximately $408,000. These costs included $138,000 in fees paid to the Managing General Partner. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $57,000 due to the write-off of unamortized loan costs.

Note F - Casualties

During the nine months ended September 30, 2001, a net casualty gain was recorded at Georgetown Apartments. The casualty gain related to ice damage in January 2001. The gain was the result of insurance proceeds of approximately $29,000 less the net book value of the damaged property of approximately $3,000.

During the nine months ended September 30, 2001, two net casualty gains were recorded at Landmark Apartments. One casualty gain related to a fire in January 2001. This gain was the result of insurance proceeds of approximately $22,000 less the net book value of the damaged property of approximately $2,000. The other casualty gain related to a fire in March 2001. This gain was the result of insurance proceeds of approximately $22,000 less the net book value of the damaged property of approximately $2,000.

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

Segment information for the three and nine month periods ended September 30, 2001 and 2000 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segments.

          Three Months Ended
          September 30, 2001             Residential      Other       Totals

Rental income                              $ 1,702        $   --     $ 1,702
Other income                                   114             7         121
Casualty gain                                   40            --          40
Interest expense                               493            --         493
Depreciation                                   454            --         454
General and administrative expense              --            77          77
Segment profit (loss)                           72           (70)          2

           Nine Months Ended
          September 30, 2001             Residential     Other       Totals

Rental income                              $ 5,084        $  --      $ 5,084
Other income                                   314           11          325
Casualty gain                                   65           --           65
Interest expense                             1,200           --        1,200
Depreciation                                 1,366           --        1,366
General and administrative
  expense                                       --          249          249
Extraordinary loss on early
  extinguishment of debt                       (57)          --          (57)
Segment profit (loss)                          565         (238)         327
Total assets                                10,723           85       10,808
Capital expenditures for
  investment properties                        897           --          897


      Three Months Ended
      September 30, 2000         Residential    Commercial       Other       Totals
                                              (discontinued)
Rental income                      $ 1,628         $   --          $ --      $ 1,628
Other income                            94             --             3           97
Interest expense                       357             --            --          357
Depreciation                           433             --            --          433
General and administrative
  expense                               --             --           163          163
Loss from discontinued
  operation                             --             (2)           --           (2)
Segment profit (loss)                  178             (2)         (160)          16

       Nine Months Ended
      September 30, 2000         Residential    Commercial       Other       Totals
                                              (discontinued)
Rental income                      $ 4,843         $   --          $ --      $ 4,843
Other income                           296             --            45          341
Interest expense                     1,043             --            --        1,043
Depreciation                         1,299             --            --        1,299
General and administrative
  expense                               --             --           325          325
Income from discontinued
  operation                             --            114            --          114
Gain on sale of discontinued
  operation                             --          2,060            --        2,060
Segment profit (loss)                  720          2,174          (280)       2,614
Total assets                        11,223             --           183       11,406
Capital expenditures for
  investment properties              1,020              6            --        1,026

Note H - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which, together with a demurrer filed by other defendants, is currently scheduled to be heard on November 15, 2001. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. The matters are currently scheduled to be heard on November 15, 2001.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for both of the nine months ended September 30, 2001 and 2000:

                                         Average Occupancy
Property                                 2001        2000

Deer Creek Apartments                     96%         98%
   Plainsboro, New Jersey
Georgetown Apartments                     96%         96%
   South Bend, Indiana
Landmark Apartments                       91%         89%
   Raleigh, North Carolina

Results of Operations

The Partnership's net income for the nine months ended September 30, 2001 was approximately $327,000 compared to approximately $2,614,000 for the nine months ended September 30, 2000. The Partnership's net income for the three month period ended September 30, 2001 was approximately $2,000 compared to approximately $16,000 for the three month period ended September 30, 2000. The decrease in net income for the nine month period ended September 30, 2001 is primarily attributable to the sale of Atlanta Crossing Shopping Center in March 2000 (see discussion below) offset by the extraordinary loss on the early extinguishment of debt recognized in 2001. The extraordinary loss on early extinguishment of debt relates to the refinancing of the mortgage encumbering Deer Creek Apartments (see discussion in "Liquidity and Capital Resources").

Excluding the operations and sale of the discontinued operation and the extraordinary loss on the early extinguishment of debt, the Partnership had income from continuing operations of approximately $384,000 for the nine months ended September 30, 2001, compared to approximately $440,000 for the nine months ended September 30, 2000. Excluding the operations of the discontinued operation, the Partnership had income from continuing operations of approximately $2,000 for the three month period ended September 30, 2001, compared to approximately $18,000 for the three month period ended September 30, 2000. Net income remained comparable for the three and nine month periods ended September 30, 2001 due to an increase in total revenues partially offset by an increase in total expenses.

The increase in total revenues for the nine month period ended September 30, 2001 is due to an increase in rental income and the casualty gain at Georgetown Apartments due to an ice storm in January 2001 and the casualty gains at Landmark Apartments due to fires in January 2001 and March 2001 which were partially offset by a decrease in other income. The increase in total revenues for the three month period ended September 30, 2001 is due to an increase in rental income and other income and the casualty gains recognized in the third quarter upon receipt of insurance proceeds. The increase in rental income is the result of increased average rental rates at all of the Partnership's properties and an increase in occupancy at Landmark Apartments which was partially offset by a decrease in occupancy at Deer Creek Apartments and an increase in rental concessions and military discounts primarily at Landmark Apartments. The decrease in other income for the nine months ended September 30, 2001 is primarily due to a decrease in interest income as a result of a lower cash balance in interest bearing accounts, which was partially offset by an increase in tenant reimbursements at all of the Partnership's properties. The increase in other income for the three month period ended September 30, 2001 is primarily due to an increase in tenant reimbursements at all of the Partnership's properties.

During the nine months ended September 30, 2001, a net casualty gain was recorded at Georgetown Apartments. The casualty gain related to ice damage in January 2001. The gain was the result of insurance proceeds of approximately $29,000 less the net book value of the damaged property of approximately $3,000.

During the nine months ended September 30, 2001, two net casualty gains were recorded at Landmark Apartments. One casualty gain related to a fire in January 2001. This gain was the result of insurance proceeds of approximately $22,000 less the net book value of the damaged property of approximately $2,000. The other casualty gain related to a fire in March 2001. This gain was the result of insurance proceeds of approximately $22,000 less the net book value of the damaged property of approximately $2,000.

Total expenses increased for the three and nine month periods ended September 30, 2001 due to increases in depreciation, interest, and property tax expenses partially offset by a decrease in general and administrative expenses.
Depreciation expense increased for the three and nine month periods ended September 30, 2001 due to capital improvements completed during the past twelve months. Interest expense increased for the three and nine month periods ended September 30, 2001 due to the refinancing of Deer Creek Apartments in June 2001, which increased the debt balance at the property, as discussed in Liquidity and Capital Resources. Property tax expense increased for the three and nine month periods ended September 30, 2001 due to an increase in the tax rate at Deer Creek Apartments and the timing of the receipt of tax bills at Georgetown Apartments. General and administrative expenses decreased for the three and nine month periods ended September 30, 2001 due to a decrease in Partnership management fees accrued at September 30, 2001, a decrease in professional fees associated with the administration of the Partnership, and a decrease in legal expenses. Included in general and administrative expenses at both September 30, 2001 and 2000 are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

In March 2000, Atlanta Crossing Shopping Center, located in Montgomery, Alabama, was sold to an unaffiliated party for $2,875,000. After payment of closing expenses, the net sales proceeds received by the Partnership were approximately $2,746,000. The sale resulted in a gain of approximately $2,060,000, which was recognized during the nine months ended September 30, 2000.

Atlanta Crossing Shopping Center was the only commercial property owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of this property, the results of the commercial segment have been shown as (loss) income from discontinued operation on the consolidated statement of operations. Revenues of this property were approximately $193,000 for the nine months ended September 30, 2000. (Loss) income from operations was approximately ($2,000) and $114,000 for the three and nine months ended September 30, 2000, respectively.

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

Liquidity and Capital Resources

At September 30, 2001, the Partnership had cash and cash equivalents of approximately $827,000 compared to approximately $928,000 at September 30, 2000. The decrease in cash and cash equivalents of approximately $148,000 since December 31, 2000 is due to approximately $994,000 of cash used in financing activities and approximately $930,000 of cash used in investing activities partially offset by approximately $1,776,000 of cash provided by operating activities. Cash used in financing activities consisted of repayment of the mortgage encumbering Deer Creek Apartments, loan costs paid, distributions to the partners, and payments of principal made on the mortgages encumbering the Partnership's properties partially offset by proceeds received from the refinancing of Deer Creek Apartments. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from escrow accounts maintained by the mortgage lenders and insurance proceeds received. The Partnership invests its working capital reserves in interest bearing accounts.

On June 27, 2001, the Partnership refinanced the mortgage encumbering Deer Creek Apartments. The refinancing replaced indebtedness of approximately $5,985,000 with a new mortgage of $13,750,000. The new mortgage carries a stated interest rate of 7.43% as compared to the 7.33% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on July 1, 2021. Total capitalized loan costs were approximately $408,000. These costs included $138,000 in fees paid to the Managing General Partner. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $57,000 due to the write-off of unamortized loan costs.

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

Deer Creek

During the nine months ended September 30, 2001, the Partnership spent approximately $570,000 on capital improvements consisting primarily of air conditioning unit replacements, swimming pool improvements, carpet and vinyl replacements, maintenance equipment, water submetering, and cabinet replacements. These improvements were funded from Partnership reserves and operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the year 2001. The amount budgeted is approximately $1,029,000, consisting primarily of cabinets, appliances, and water submetering. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Georgetown

During the nine months ended September 30, 2001, the Partnership spent approximately $184,000 on budgeted and non-budgeted capital improvements consisting primarily of buildings, appliances, and carpet replacements. These improvements were funded from Partnership reserves, insurance proceeds, and operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the year 2001. The amount budgeted is approximately $159,000, consisting primarily of carpet and vinyl replacements, appliances, and structural improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property. Landmark

During the nine months ended September 30, 2001, the Partnership spent approximately $143,000 on budgeted and non-budgeted capital improvements consisting primarily of buildings, structural improvements, water heater replacements, countertop replacements, and carpet and vinyl replacements. These improvements were funded from Partnership reserves, operating cash flow and insurance proceeds. The Partnership has evaluated the capital improvement needs of the property for the year 2001. The amount budgeted is approximately $99,000, consisting primarily of air conditioning unit replacements, carpet and vinyl replacement, window treatments, cabinets, and appliances. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Deer Creek Apartments of $13,700,000 is amortized over 20 years and matures July 1, 2021. The mortgage indebtedness encumbering Georgetown Apartments and Landmark Apartments of approximately $11,401,000, net of discount, is amortized over periods ranging from 29 to 30 years with balloon payments due in 2003. The Managing General Partner will attempt to refinance the mortgages encumbering Georgetown and Landmark and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

During the nine months ended September 30, 2001, the Partnership declared and paid distributions of approximately $8,127,000 (approximately $8,046,000 to the limited partners or $80.63 per limited partnership unit) of which approximately $857,000 (approximately $848,000 to the limited partners or $8.50 per limited partnership unit) was from operations and approximately $7,270,000 (approximately $7,198,000 to the limited partners or $72.13 per limited partnership unit) was from proceeds of the refinancing of the mortgage encumbering Deer Creek Apartments. Subsequent to September 30, 2001, the Partnership declared and paid a distribution of approximately $553,000 (approximately $547,000 to the limited partners or $5.48 per limited partnership unit) of which approximately $445,000 (approximately $440,000 to the limited partners or $4.41 per limited partnership unit) was from operations and approximately $108,000 (approximately $107,000 to the limited partners or $1.07 per limited partnership unit) was from proceeds of the refinance of Deer Creek Apartments. During the nine months ended September 30, 2000, the Partnership paid a distribution that was accrued in December 1999 of approximately
$1,500,000 of which approximately $1,074,000 (approximately $1,063,000 to the limited partners or $10.65 per limited partnership unit) was from operations and approximately $426,000 (approximately $422,000 to the limited partners or $4.23 per limited partnership unit) was from proceeds from the sale of Princeton Meadows Golf Course Joint Venture during 1999. During the nine months ended
September 30, 2000, the Partnership declared and paid distributions of approximately $5,246,000 (approximately $5,108,000 to the limited partners or $51.19 per limited partnership unit) of which approximately $2,500,000 (approximately $2,476,000 to the limited partners or $24.81 per limited partnership unit) is from operations and approximately $2,746,000 (approximately $2,632,000 to the limited partners or $26.38 per limited partnership unit) is from proceeds of the sale of Atlanta Crossing Shopping Center. Pursuant to the Partnership Agreement, the Partnership accrued and paid a distribution of approximately $86,000 to the Managing General Partner related to the sale of Atlanta Crossing Shopping Center in March 2000. This amount is subordinate to the limited partners receiving their original capital contributions plus a cumulative preferred return of 6% per annum of their adjusted capital investment, as defined in the Partnership Agreement. This distribution was paid during the third quarter of 2000. If the limited partners have not received the required returns when the Partnership terminates, the Managing General Partner will return this amount to the Partnership. Future cash distributions will depend on the levels of cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit additional distributions to its partners during the remainder of 2001 or subsequent periods. In addition, the Partnership may be restricted from making distributions by the requirement to deposit in the reserve account maintained by the mortgage lender for Georgetown Apartments a minimum of $200 and a maximum of $400 per apartment unit for a total of $40,000 to $80,000. As of September 30, 2001, the reserve account totaled approximately $78,000.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates currently own 59,012 limited partnership units in the Partnership representing 59.14% of the outstanding units at September 30, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 59.14% of the outstanding units, AIMCO is in a position to control all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which, together with a demurrer filed by other defendants, is currently scheduled to be heard on November 15, 2001. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. The matters are currently scheduled to be heard on November 15, 2001.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b) Reports on Form 8-K filed during the quarter ended September 30, 2001:

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