Form 10KSB
period 2001-12-31
ANGELES INCOME PROPERTIES LTD II
filed 2002-03-22
CIK 711642

FORM 10-KSB--Annual or Transitional Report Under
                               Section 13 or 15(d)
                                   Form 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
      [No Fee Required]

                 For the fiscal year ended December 31, 2001

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

State issuer's revenues for its most recent fiscal year.   $7,267,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2001. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1.     Description of Business

Angeles Income Properties, Ltd. II (the "Partnership" or "Registrant") is a publicly held limited partnership organized under the California Uniform Limited Partnership Act on October 12, 1982. The Partnership's managing general partner is Angeles Realty Corporation II, a California corporation (the "Managing General Partner" or "ARC II"). ARC II was wholly-owned by MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"). Effective February 26, 1999, IPT was merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. Thus, the Managing General Partner is now wholly-owned by AIMCO. The Elliott Accommodation Trust and the Elliott Family Partnership, Ltd., California limited partnerships, were the non-managing general partners. Effective December 31, 1997 the Elliott Family Partnership, Ltd. acquired the Elliott Accommodation Trust's general partner interest in the Registrant and effective July 18, 2000, AIMCO Properties, L.P. (an affiliate of AIMCO) acquired the Elliott Family Partnership, Ltd.'s general partner interest in the Registrant. The Managing General Partner and the non-managing general partner are herein collectively referred to as the "General Partners". The Partnership Agreement provides that the Partnership is to terminate on December 31, 2037 unless terminated prior to such date.

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

The Partnership has no full time employees. Management and administrative services are provided by the Managing General Partner and by agents retained by the Managing General Partner. An affiliate of the Managing General Partner provided such property management services for the residential properties for the years ended December 31, 2001 and 2000. Effective October 1, 1998, property management services for the commercial property were provided by an unrelated party.

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

                             Gross
                           Carrying   Accumulated                          Federal
Property                     Value    Depreciation    Rate     Method     Tax Basis
                                (in thousands)                         (in thousands)
Deer Creek Apartments       $13,637     $ 8,878     5-20 yrs    (1)        $ 5,154

Georgetown Apartments         8,357       6,552     5-20 yrs    (1)          1,612

Landmark Apartments          12,875      10,687     5-20 yrs    (1)          2,300
                            $34,869     $26,117                            $ 9,066

(1)   Straight line and accelerated.

See "Note A" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                       Principal                                          Principal
                       Balance At                                          Balance
                      December 31,   Interest     Period     Maturity      Due At
     Property             2001         Rate      Amortized     Date     Maturity (2)
                     (in thousands)                                    (in thousands)
Deer Creek
  1st mortgage          $13,623        7.43%      20 yrs      07/2021       $ --

Georgetown
  1st mortgage            4,992        7.83%     28.67 yrs    10/2003        4,806
  2nd mortgage              173        7.83%        (1)       10/2003          173

Landmark
  1st mortgage            6,227        7.33%      30 yrs      11/2003        6,054
                         25,015                                            $11,033

Less unamortized
  discount                  (37)
                        $24,978

(1)   Interest only payments.

(2) See "Item 7. Financial Statements - Note B" for information with respect to the Partnership's ability to prepay these loans and other specific details about the loans.

On June 27, 2001, the Partnership refinanced the mortgage encumbering Deer Creek Apartments. The refinancing replaced indebtedness of approximately $5,985,000 with a new mortgage of $13,750,000. The new mortgage carries a stated interest rate of 7.43% as compared to the 7.33% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures in July 2021. Total capitalized loan costs were approximately $406,000. These costs included $138,000 in fees paid to the Managing General Partner. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $57,000 due to the write-off of unamortized loan costs.

Rental Rates and Occupancy

Average annual rental rate and occupancy for 2001 and 2000 for each property:

                                     Average Annual            Average Annual
                                       Rental Rate                Occupancy
                                       (per unit)
 Property                         2001            2000        2001         2000

 Deer Creek Apartments           $11,305         $10,041       95%          98%
 Georgetown Apartments             8,199           7,945       96%          96%
 Landmark Apartments               8,595           8,609       91%          90%

The General Partner attributes the decrease at Deer Creek Apartments to the economy of the general area and increased layoffs at local high-tech businesses.

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

Schedule of Real Estate Taxes and Rates

Real estate taxes and rates in 2001 for each property were:

                                    2001             2001
                                  Billing            Rate
                               (in thousands)

Deer Creek Apartments              $ 393             2.75%
Georgetown Apartments                132*            9.60%
Landmark Apartments                  131             0.95%

* Amount per 2000 billings; tax bills for 2001 not yet received.

Capital Improvements

Deer Creek

During the year ended December 31, 2001, the Partnership spent approximately $809,000 on capital improvements consisting primarily of air conditioning unit replacements, carpet and vinyl replacements, maintenance equipment, water submetering, and cabinet replacements. These improvements were funded from Partnership reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $86,400. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Georgetown

During the year ended December 31, 2001, the Partnership spent approximately $204,000 on capital improvements consisting primarily of buildings, appliances, and carpet replacements. These improvements were funded from Partnership reserves, insurance proceeds, and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $60,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Landmark

During the year ended December 31, 2001, the Partnership spent approximately $183,000 on capital improvements consisting primarily of buildings, structural improvements, water heater replacements, countertop replacements, and carpet and vinyl replacements. These improvements were funded from Partnership reserves, operating cash flow and insurance proceeds. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $87,600. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Item 3.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants intend to oppose the motion and are scheduled to file their opposition brief on March 26, 2002. A hearing on the motion has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

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

Item 4.     Submission of Matters to a Vote of Security Holders

The unitholders of the Partnership did not vote on any matter during the quarter ended December 31, 2001.


                                     PART II

Item 5. Market for the Partnership's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, offered and sold 100,000 Limited Partnership Units aggregating $50,000,000. The Partnership currently has 1,760 holders of record owning an aggregate of 99,784 units. Affiliates of the Managing General Partner owned 59,166 units or 59.29% at December 31, 2001. No public trading market has developed for the units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2000 and 2001 (see "Item 6. Management's Discussion and Analysis or Plan of Operation" for more details):

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
                                      (in thousands)
       01/01/00 - 12/31/00             $ 5,504 (1)            $53.76
       01/01/01 - 12/31/01               8,680 (2)             86.12

(1) Consists of $2,758,000 of cash from operations and $2,746,000 of cash from sale proceeds from the sale of Atlanta Crossing Shopping Center.

(2) Consists of $1,302,000 of cash from operations and $7,378,000 of cash from the refinance of Deer Creek Apartments in June 2001.

Future cash distributions will depend on the levels of cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in the year 2002 or subsequent periods. Distributions may be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the reserve account until the reserve account is funded in an amount equal to a minimum of $200 and a maximum of $400 per apartment unit for Georgetown Apartments for a total of approximately $40,000 to $80,000. At December 31, 2001, the balance in this reserve account was approximately $81,000.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 59,166 limited partnership units in the Partnership representing 59.29% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 59.29% of the outstanding units, AIMCO is in a position to control all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

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

Results of Operations

The Partnership's net income for the year ended December 31, 2001, was approximately $351,000 compared to approximately $2,766,000 for the year ended December 31, 2000. (See "Note C" of the financial statements for a reconciliation of these amounts to the Registrant's federal taxable income.) The decrease in net income for the year ended December 31, 2001 is attributable to the sale of Atlanta Crossing Shopping Center in March 2000 (see discussion below) and the extraordinary loss on early extinguishment of debt recognized in 2001. The extraordinary loss on early extinguishment of debt relates to the refinancing of the mortgage encumbering Deer Creek in June 2001 (see discussion in "Liquidity and Capital Resources").

Excluding the operations and sale of the discontinued operation and the extraordinary loss on early extinguishment of debt, the Partnership had income from continuing operations of approximately $408,000 for the year ended December 31, 2001, compared to approximately $581,000 for the year ended December 31, 2000. The decrease in income from continuing operations for the year ended December 31, 2001 is due primarily to an increase in total expenses which was partially offset by an increase in total revenues.

Total expenses increased for the year ended December 31, 2001 primarily due to increases in operating, property tax, depreciation and interest expenses partially offset by a decrease in general and administrative expenses. Operating expenses increased due to increased insurance expense at all of the Partnership's properties, increased property management fees due to the increase in rental revenue at all of the Partnership's properties and increased ad valorem taxes paid at Deer Creek Apartments. These increases were partially offset by reduced maintenance expenses due primarily to reduced landscaping supplies at Landmark Apartments and reduced snow removal and contract repairs at Deer Creek Apartments. Property tax expense increased at Deer Creek and Georgetown due to increased assessed value which was partially offset by a decrease due to a lower assessed value at Landmark. Depreciation expense increased due to capital improvements completed during the past twelve months. Interest expense increased due to the refinancing of Deer Creek Apartments in June 2001, which increased the debt balance at the property, as discussed in Liquidity and Capital Resources. General and administrative expenses decreased due to a decrease in a management fee accrued to the Managing General Partner based on a percentage of positive cash flow as allowed in the Partnership Agreement, a decrease in professional fees associated with the administration of the Partnership, and a decrease in legal expenses. Included in general and administrative expenses at both December 31, 2001 and 2000 are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The increase in total revenues for the year ended December 31, 2001 is due primarily to an increase in rental income, a casualty gain at Georgetown Apartments due to an ice storm in January 2001 and casualty gains at Landmark Apartments due to fires in January and March 2001. The increase in rental income is the result of increased average rental rates at Georgetown and Deer Creek Apartments and increased occupancy at Landmark Apartments which more than offset the decrease in occupancy at Deer Creek Apartments and reduced rental rates and increased concession costs at Landmark Apartments.

During the year ended December 31, 2001, a net casualty gain was recorded at Georgetown Apartments. The casualty gain related to ice damage in January 2001. The gain was the result of insurance proceeds of approximately $28,000 less the net book value of the damaged property of approximately $3,000.

During the year ended December 31, 2001, two net casualty gains were recorded at Landmark Apartments. One casualty gain related to a fire in January 2001. This gain was the result of insurance proceeds of approximately $26,000 less the net book value of the damaged property of approximately $3,000. The other casualty gain related to a fire in March 2001. This gain was the result of insurance proceeds of approximately $22,000 less the net book value of the damaged property of approximately $2,000.

In March 2000, Atlanta Crossing Shopping Center, located in Montgomery, Alabama, was sold to an unaffiliated party for $2,875,000. After payment of closing expenses, the net sales proceeds received by the Partnership were approximately $2,750,000. The sale resulted in a gain of approximately $2,064,000, which was recognized during the year ended December 31, 2000.

Atlanta Crossing Shopping Center was the only commercial property owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of this property, the results of the commercial segment have been shown as income from discontinued operation on the consolidated statements of operations. Revenues of this property were approximately $199,000 for the year ended December 31, 2000. Income from discontinued operation was approximately $121,000 for the year ended December 31, 2000.

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

Liquidity and Capital Resources

The Partnership had cash and cash equivalents of approximately $150,000 at December 31, 2001, compared to approximately $975,000 at December 31, 2000. The decrease in cash and cash equivalents of approximately $825,000 since December 31, 2000, is due to approximately $1,621,000 of cash used in financing activities and approximately $1,190,000 of cash used in investing activities which was partially offset by approximately $1,986,000 of cash provided by operating activities. Cash used in financing activities consisted of repayment of the mortgage encumbering Deer Creek Apartments, loan costs paid, distributions to the partners, and payments of principal made on the mortgages encumbering the Partnership's properties partially offset by proceeds received from the refinancing of Deer Creek Apartments and advances from the Managing General Partner. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from escrow accounts maintained by the mortgage lenders and insurance proceeds received. The Partnership invests its working capital reserves in interest bearing accounts.

On June 27, 2001, the Partnership refinanced the mortgage encumbering Deer Creek Apartments. The refinancing replaced indebtedness of approximately $5,985,000 with a new mortgage of $13,750,000. The new mortgage carries a stated interest rate of 7.43% as compared to the 7.33% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures in July 2021. Total capitalized loan costs were approximately $406,000. These costs included $138,000 in fees paid to the Managing General Partner. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $57,000 due to the write-off of unamortized loan costs.

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

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Deer Creek Apartments of approximately $13,623,000 is amortized over 20 years and matures on July 1, 2021 at which time it is scheduled to be fully amortized. The mortgage indebtedness encumbering Georgetown Apartments and Landmark Apartments of approximately $11,355,000, net of discount, is amortized over periods ranging from 29 to 30 years with balloon payments of approximately $11,033,000 due in 2003. The Managing General Partner will attempt to refinance the mortgages encumbering Georgetown Apartments and Landmark Apartments and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

During the year ended December 31, 2001, the Partnership declared and paid distributions of approximately $8,680,000 (approximately $8,593,000 to the limited partners or $86.12 per limited partnership unit) of which approximately $1,302,000 (approximately $1,289,000 to the limited partners or $12.92 per limited partnership unit) was from operations and approximately $7,378,000 (approximately $7,304,000 to the limited partners or $73.20 per limited partnership unit) was from proceeds of the refinancing of the mortgage encumbering Deer Creek Apartments. During the year ended December 31, 2000, the Partnership paid a distribution that was accrued in December 1999 of approximately $1,500,000 of which approximately $1,074,000 (approximately $1,063,000 to the limited partners or $10.65 per limited partnership unit) was from operations and approximately $426,000 (approximately $422,000 to the limited partners or $4.23 per limited partnership unit) was from proceeds from the sale of Princeton Meadows Golf Course Joint Venture in 1999. During the year ended December 31, 2000, the Partnership declared and paid distributions of approximately $5,504,000 (approximately $5,364,000 to the limited partners or $53.76 per limited partnership unit) of which approximately $2,758,000 (approximately $2,732,000 to the limited partners or $27.38 per limited partnership unit) was from operations and approximately $2,746,000 (approximately $2,632,000 to the limited partners or $26.38 per limited partnership unit) was from proceeds from the sale of Atlanta Crossing Shopping Center. Pursuant to the Partnership Agreement, the Partnership paid a distribution of approximately $86,000 to the Managing General Partner related to the sale of Atlanta Crossing Shopping Center in March 2000. This amount is subordinate to the limited partners receiving their original capital contributions plus a cumulative preferred return of 6% per annum of their adjusted capital investment, as defined in the Partnership Agreement. This distribution was paid during the third quarter of 2000. If the limited partners have not received the required returns when the Partnership terminates, the Managing General Partner will return this amount to the Partnership. Future cash distributions will depend on the levels of cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners during the year 2002 or subsequent periods. Distributions may be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the reserve account until the reserve account is funded in an amount equal to a minimum of $200 and a maximum of $400 per apartment unit for Georgetown Apartments for a total of approximately $40,000 to $80,000. At December 31, 2001 the balance in this reserve account was approximately $81,000.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 59,166 limited partnership units in the Partnership representing 59.29% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 59.29% of the outstanding units, AIMCO is in a position to control all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Managing General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.


Item 7.     Financial Statements

ANGELES INCOME PROPERTIES, LTD. II

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2001

      Consolidated Statements of Operations - Years ended December 31, 2001 and 2000

      Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2001 and 2000

      Consolidated Statements of Cash Flows - Years ended December 31, 2001 and 2000

      Notes to Consolidated Financial Statements

              Report of Ernst & Young LLP, Independent Auditors



The Partners
Angeles Income Properties, Ltd. II


We have audited the accompanying consolidated balance sheet of Angeles Income Properties, Ltd. II as of December 31, 2001, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Income Properties, Ltd. II at December 31, 2001, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


                                                          /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 15, 2002

                      ANGELES INCOME PROPERTIES, LTD. II

                           CONSOLIDATED BALANCE SHEET
                       (in thousands, except unit data)

                                December 31, 2001


Assets
   Cash and cash equivalents                                                 $   150
   Receivables and deposits                                                      393
   Restricted escrows                                                            122
   Other assets                                                                  551
   Investment properties (Notes B and E):
      Land                                                    $ 1,984
      Buildings and related personal property                   32,885
                                                                34,869
      Less accumulated depreciation                            (26,117)        8,752
                                                                            $ 9,968
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 151
   Tenant security deposit liabilities                                           258
   Accrued property taxes                                                        133
   Other liabilities                                                             224
   Due to affiliates (Note D)                                                     49
   Mortgage notes payable (Notes B and E)                                     24,978

Partners' Deficit
   General partners                                            $ (597)
   Limited partners (99,784 units issued and
      outstanding)                                             (15,228)      (15,825)
                                                                            $ 9,968

        See Accompanying Notes to Consolidated Financial Statements


                      ANGELES INCOME PROPERTIES, LTD. II

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per unit data)


                                                                      Years Ended
                                                                      December 31,
                                                                   2001          2000
Revenues:
  Rental income                                                   $ 6,764      $ 6,493
  Other income                                                        435          425
  Casualty gains (Note I)                                              68           --
      Total revenues                                                7,267        6,918

Expenses:
  Operating                                                         2,275        2,238
  General and administrative                                          297          419
  Depreciation                                                      1,833        1,739
  Interest                                                          1,687        1,398
  Property taxes                                                      767          543
      Total expenses                                                6,859        6,337

Income before discontinued operation and extraordinary
  item                                                                408          581
Income from discontinued operation (Note F)                            --          121
Gain on sale of discontinued operation (Note F)                        --        2,064
Income before extraordinary item                                      408        2,766
Extraordinary loss on early extinguishment of debt (Note B)           (57)          --

Net income                                                         $ 351       $ 2,766

Net income allocated to general partners                            $ 4         $ 113
Net income allocated to limited partners                              347        2,653

                                                                   $ 351       $ 2,766
Per limited partnership unit:
  Income before discontinued operation and extraordinary
   item                                                           $ 4.04        $ 5.77
  Income from discontinued operation                                   --         1.20
  Gain on sale of discontinued operation                               --        19.62
  Extraordinary loss on early extinguishment of debt                (0.56)          --

Net income                                                        $ 3.48       $ 26.59

Distributions per limited partnership unit                        $ 86.12      $ 53.76

        See Accompanying Notes to Consolidated Financial Statements


                      ANGELES INCOME PROPERTIES, LTD. II

           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                       (in thousands, except unit data)



                                         Limited
                                       Partnership    General     Limited
                                          Units       Partners   Partners      Total

Original capital contributions           100,000        $ 1      $ 50,000     $ 50,001

Partners' deficit at
  December 31, 1999                       99,784       $ (487)   $ (4,271)    $ (4,758)

Distributions to partners                     --         (140)     (5,364)      (5,504)

Net income for the year ended
  December 31, 2000                           --          113       2,653        2,766

Partners' deficit at
  December 31, 2000                       99,784         (514)     (6,982)      (7,496)

Distributions to partners                     --          (87)     (8,593)      (8,680)

Net income for the year ended
  December 31, 2001                           --            4         347          351

Partners' deficit at
  December 31, 2001                       99,784       $ (597)   $(15,228)    $(15,825)

        See Accompanying Notes to Consolidated Financial Statements


                      ANGELES INCOME PROPERTIES, LTD. II

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                              Years Ended December 31,
                                                                  2001        2000
Cash flows from operating activities:
  Net income                                                     $ 351       $ 2,766
  Adjustments to reconcile net income to net cash provided
   by operating activities:
   Depreciation                                                   1,833        1,739
   Amortization of discounts, loan costs and lease
      commissions                                                    80           84
   Bad debt recovery, net                                            --          (34)
   Extraordinary loss on early extinguishment of debt                57           --
   Casualty gains                                                   (68)          --
   Gain on sale of discontinued operation                            --       (2,064)
   Change in accounts:
      Receivables and deposits                                      (65)          56
      Other assets                                                  (27)         182
      Accounts payable                                              (12)          16
      Tenant security deposit liabilities                           (32)           1
      Accrued property taxes                                         20          (26)
      Due to affiliates                                             (79)        (147)
      Other liabilities                                             (72)        (146)
          Net cash provided by operating activities               1,986        2,427

Cash flows from investing activities:
  Property improvements and replacements                         (1,287)      (1,359)
  Net withdrawals from restricted escrows                            21          172
  Proceeds from sale of discontinued operation                       --        2,750
  Distributions from joint venture                                   --            2
  Insurance proceeds received                                        76           --
          Net cash (used in) provided by investing
            activities                                           (1,190)       1,565

Cash flows from financing activities:
  Payments on mortgage notes payable                               (347)        (242)
  Distributions to partners                                      (8,680)      (7,004)
  Proceeds from mortgage note payable                            13,750           --
  Repayment of mortgage note payable                             (5,985)          --
  Loan costs paid                                                  (406)          --
  Advances from Managing General Partner                             47           --
          Net cash used in financing activities                  (1,621)      (7,246)

Net decrease in cash and cash equivalents                          (825)      (3,254)
Cash and cash equivalents at beginning of the year                  975        4,229
Cash and cash equivalents at end of year                         $ 150        $ 975

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 1,561      $ 1,326

Supplemental disclosure of non-cash activity:
  Property improvements and replacements included in
   accounts payable                                               $ 59        $ 150

        See Accompanying Notes to Consolidated Financial Statements


                      ANGELES INCOME PROPERTIES, LTD. II

                  Notes to Consolidated Financial Statements

                                December 31, 2001


Note A - Organization and Significant Accounting Policies

Organization: Angeles Income Properties, Ltd. II (the "Partnership" or "Registrant") is a California limited partnership organized on October 12, 1982 to acquire and operate residential and commercial real estate properties. The Partnership's managing general partner responsible for management of the Partnership's business, is Angeles Realty Corporation II ("ARC II"). ARC II was wholly-owned by MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"). Effective February 26, 1999, IPT was merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. Thus, the Managing General Partner is now wholly-owned by AIMCO. The Elliott Accommodation Trust and the Elliott Family Partnership, Ltd., California limited partnerships, were the non-managing general partners. Effective December 31, 1997 the Elliott Family Partnership, Ltd. acquired the Elliott Accommodation Trust's general partner interest in the Registrant. Effective July 18, 2000, AIMCO Properties, L.P. (an affiliate of AIMCO) acquired the Elliott Family Partnership, Ltd.'s general partner interest in the Registrant. The Managing General Partner and the non-managing general partner are herein collectively referred to as the "General Partners". The directors and officers of the Managing General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2037 unless terminated prior to such date. As of December 31, 2001, the Partnership operates three residential properties located one each in New Jersey, Indiana and North Carolina.

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

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of
(1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $84,000 at December 31, 2001 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits: The Partnership requires security deposits from all apartment lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates the apartment provided the tenant has not damaged the space and is current on rental payments.

Investment Properties: Investment properties consist of three apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of investment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were necessary for the years ending December 31, 2001 or 2000. See "Recent Accounting Pronouncements" below.

Loan Costs: Loan costs of approximately $792,000 less accumulated amortization of approximately $320,000 are included in other assets on the consolidated balance sheet and are being amortized over the lives of the related loans. Amortization of loan costs is included in interest expense in the accompanying consolidated statements of operations.

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

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments at a borrowing rate currently available to the Partnership, approximates its carrying value.

Restricted Escrows:

      Capital Improvement Reserves - At the time of the refinancing of Deer Creek and Landmark Apartments, $1,313,000 of the proceeds for Deer Creek Apartments and $150,000 of the proceeds for Landmark Apartments were designated for "Capital Improvement Escrows" for certain capital improvements. During 2000, all the required improvements were completed and the remaining funds were returned to the properties.

      Reserve Account - A general Reserve Account is maintained for Georgetown Apartments. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out-of-pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership is required to deposit net operating income (as defined in the mortgage note) from the property to the reserve account until the reserve account equals a minimum of $200 and a maximum of $400 per apartment unit, for a total of approximately $40,000 to $80,000. At December 31, 2001, the balance was approximately $81,000, which includes interest earned on these funds.

      Replacement Reserve - A replacement reserve account is maintained for Landmark Apartments. The property has a required monthly payment into its account to cover the costs of capital improvements and replacements. The balance of this account at December 31, 2001, is approximately $41,000 which includes interest.

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. (See "Note H" for detailed disclosures of the Partnership's segments).

Advertising: The Partnership expenses the cost of advertising as incurred. Advertising costs of approximately $62,000 and $70,000 for the years ended December 31, 2001 and 2000, respectively, were charged to operating expense as incurred.

Recent Accounting Pronouncements: In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Managing General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Note B - Mortgage Notes Payable

                           Principal     Monthly                            Principal
                          Balance At     Payment     Stated                  Balance
                         December 31,   Including   Interest   Maturity      Due At
Property                     2001       Interest      Rate       Date       Maturity
                              (in thousands)                             (in thousands)
Deer Creek Apartments
  1st mortgage              $13,623       $ 110      7.43%     07/2021        $ --

Georgetown Apartments
  1st mortgage                4,992          41      7.83%     10/2003         4,806
  2nd mortgage                  173           1      7.83%     10/2003           173

Landmark Apartments
  1st mortgage                6,227          45      7.33%     11/2003         6,054
                             25,015       $ 197                              $11,033
Less unamortized
  discounts                     (37)
                            $24,978

On June 27, 2001, the Partnership refinanced the mortgage encumbering Deer Creek Apartments. The refinancing replaced indebtedness of approximately $5,985,000 with a new mortgage of $13,750,000. The new mortgage carries a stated interest rate of 7.43% as compared to the 7.33% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures in July 2021. Total capitalized loan costs were approximately $406,000. These costs included $138,000 in fees paid to the Managing General Partner. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $57,000 due to the write-off of unamortized loan costs.

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

Scheduled principal payments of mortgage notes payable subsequent to December 31, 2001, are as follows (in thousands):

                                   2002        $   515
                                   2003         11,543
                                   2004            372
                                   2005            401
                                   2006            431
                                Thereafter      11,753
                                               $25,015

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                          2001          2000

Net income as reported                    $ 351       $ 2,766
Add (deduct):
  Depreciation differences                 1,109        1,043
  Unearned income                            (68)         (73)
  Accrued audit                               (4)         (11)
  Other                                      (23)         (26)
  Gain on sale of discontinued
   operation                                  --         (660)

Federal taxable income                   $ 1,365      $ 3,039

Federal taxable income per limited
  partnership unit                       $ 13.54      $ 30.15


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

Net liabilities as reported                   $(15,825)
Land and buildings                               2,414
Accumulated depreciation                        (2,100)
Syndication and distribution costs               6,148
Unearned income                                     68
Other                                              105
Net liabilities - Federal tax basis           $ (9,190)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Managing General Partner and affiliates during the years ended December 31, 2001 and 2000:

                                                              2001       2000
                                                              (in thousands)
   Property management fees (included in operating
     expenses)                                               $ 386      $ 348
   Partnership management fee (included in general and
     administrative expense)                                    19         81
   Reimbursement for services of affiliates (included in
     general and administrative expense and investment
     properties)                                               387        206
   Disposition fee (included in general partner deficit)        --         86
   Refinancing fee (included in other assets)                  138         --

During the years ended December 31, 2001 and 2000, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates approximately $386,000 and $348,000 for the years ended December 31, 2001 and 2000, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $387,000 and $206,000 for the years ended December 31, 2001 and 2000, respectively. Included in these amounts are construction oversight fees paid to an affiliate of the Managing General Partner of approximately $205,000 and $30,000 for the years ended December 31, 2001 and 2000, respectively. This fee is related to construction management services provided by AIMCO and its affiliates. The fee was calculated based on a percentage of current and certain prior year additions to investment properties and is being depreciated over 15 years.

The Partnership Agreement provides for a fee equal to 10% of "Net cash flow from operations", as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. During the year ended December 31, 2001 the Partnership paid fees of approximately $100,000 for the year ended December 31, 2000 of which approximately $81,000 was accrued at December 31, 2000. No such management fee was accrued or paid for the year ended December 31, 2001.

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

In addition to reimbursement for services of affiliates, the Partnership paid a commission to an affiliate of the Managing General Partner of approximately $138,000 related to the refinancing of Deer Creek Apartments during the year ended December 31, 2001. These costs were capitalized and are included in other assets on the consolidated balance sheet.

In accordance with the Partnership Agreement, the Managing General Partner has loaned the Partnership funds for operating expenses at Landmark Apartments. At December 31, 2001 the amount of the outstanding loan and accrued interest was approximately $47,000 and is included in "Due to Affiliates" on the consolidated balance sheet. Interest is charged at the prime rate plus 2%. Interest expense was approximately $1,000 for the year ended December 31, 2001. There were no loans from the Managing General Partner or associated interest expenses during the year ended December 31, 2000. Subsequent to December 31, 2001 this loan balance was repaid by the Partnership.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $69,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 59,166 limited partnership units in the Partnership representing 59.29% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 59.29% of the outstanding units, AIMCO is in a position to control all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

Note E - Real Estate and Accumulated Depreciation

                                                   Initial Cost
                                                  To Partnership
                                                  (in thousands)
                                                          Buildings         Cost
                                                         and Related     Capitalized
                                                           Personal     Subsequent to
Description                 Encumbrances       Land        Property      Acquisition
                           (in thousands)                              (in thousands)

Deer Creek Apartments          $13,623         $ 953       $ 8,863         $ 3,821
Georgetown Apartments            5,165            293        6,545           1,519
Landmark Apartments              6,227            738        9,885           2,252
Totals                         $25,015        $ 1,984      $25,293         $ 7,592


                          Gross Amount At Which Carried
                              At December 31, 2001
                                 (in thousands)

                                    Buildings
                                   And Related
                                   Personal               Accumulated     Date    Depreciable
      Description         Land     Property     Total     Depreciation  Acquired  Life-Years
                                                         (in thousands)
Deer Creek               $ 953     $12,684     $13,637      $ 8,878     09/28/83   5-20 yrs
Georgetown                  293      8,064       8,357        6,552     11/21/83   5-20 yrs
Landmark                    738     12,137      12,875       10,687     12/16/83   5-20 yrs

Totals                   $1,984    $32,885     $34,869      $26,117

Reconciliation of "Investment Properties and Accumulated Depreciation":

                                                Years Ended December 31,
                                                  2001            2000
                                                     (in thousands)
Investment Properties
Balance at beginning of year                    $33,734          $37,705
   Property improvements                          1,196            1,352
   Sale of discontinued operation                    --           (5,323)
   Write-offs due to casualties                     (61)              --
Balance at end of year                          $34,869          $33,734

Accumulated Depreciation
Balance at beginning of year                    $24,337          $27,503
   Additions charged to expense                   1,833            1,739
   Sale of discontinued operation                    --           (4,905)
   Write-offs due to casualties                     (53)              --
Balance at end of year                          $26,117          $24,337

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2001 and 2000, is approximately $37,282,000 and $36,162,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2001 and 2000, is approximately $28,216,000 and $27,492,000, respectively.

Note F - Sale of Discontinued Operation

In March 2000, Atlanta Crossing Shopping center, located in Montgomery, Alabama, was sold to an unaffiliated party for $2,875,000. After payment of closing expenses, the net sales proceeds received by the Partnership were approximately $2,750,000. The sale resulted in a gain of approximately $2,064,000, which was recognized during the year ended December 31, 2000.

Atlanta Crossing Shopping Center was the only commercial property owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of this property, the results of the commercial segment have been shown as income from discontinued operation on the consolidated statements of operations. Revenues of this property were approximately $199,000 for the year ended December 31, 2000. Income from discontinued operation was approximately $121,000 for the year ended December 31, 2000.

Note G - Distributions

During the year ended December 31, 2001, the Partnership declared and paid distributions of approximately $8,680,000 (approximately $8,593,000 to the limited partners or $86.12 per limited partnership unit) of which approximately $1,302,000 (approximately $1,289,000 to the limited partners or $12.92 per limited partnership unit) was from operations and approximately $7,378,000 (approximately $7,304,000 to the limited partners or $73.20 per limited partnership unit) was from proceeds of the refinancing of the mortgage encumbering Deer Creek Apartments. During the year ended December 31, 2000, the Partnership paid a distribution that was accrued in December 1999 of approximately $1,500,000 of which approximately $1,074,000 (approximately $1,063,000 to the limited partners or $10.65 per limited partnership unit) was from operations and approximately $426,000 (approximately $422,000 to the limited partners or $4.23 per limited partnership unit) was from proceeds from the sale of Princeton Meadows Golf Course Joint Venture in 1999. During the year ended December 31, 2000, the Partnership declared and paid distributions of approximately $5,504,000 (approximately $5,364,000 to the limited partners or $53.76 per limited partnership unit) of which approximately $2,758,000 (approximately $2,732,000 to the limited partners or $27.38 per limited partnership unit) was from operations and approximately $2,746,000 (approximately $2,632,000 to the limited partners or $26.38 per limited partnership unit) was from proceeds from the sale of Atlanta Crossing Shopping Center. Pursuant to the Partnership Agreement, the Partnership accrued and paid a distribution of approximately $86,000 to the Managing General Partner related to the sale of Atlanta Crossing Shopping Center in March 2000. This amount is subordinate to the limited partners receiving their original capital contributions plus a cumulative preferred return of 6% per annum of their adjusted capital investment, as defined in the Partnership Agreement. This distribution was paid during the third quarter of 2000. If the limited partners have not received the required returns when the Partnership terminates, the Managing General Partner will return this amount to the Partnership.

Note H - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues: The Partnership had two reportable segments: residential properties and commercial properties. The Partnership's residential property segment consists of three apartment complexes, one each in New Jersey, Indiana, and North Carolina. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. The commercial property segment consisted of a retail shopping center located in Montgomery, Alabama. This property leased space to a discount store, various specialty retail outlets, and several restaurants at terms ranging from twelve months to twenty years. The commercial property was sold on March 15, 2000 (see "Note F"). Therefore, the commercial segment is reflected as a discontinued operation.

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

Segment information for the years 2001 and 2000 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segments.

2001                                   Residential          Other        Totals

Rental income                            $ 6,764            $   --       $ 6,764
Other income                                 423                12           435
Casualty gain                                 68                --            68
Interest expense                           1,687                --         1,687
Depreciation                               1,833                --         1,833
General and administrative
  expense                                     --               297           297
Segment profit (loss)                        636              (285)          351
Total assets                               9,950                18         9,968
Capital expenditures for
  investment properties                    1,196                --         1,196


2000                               Residential     Commercial      Other      Totals
                                                 (discontinued)
Rental income                        $ 6,493          $  --          $ --    $ 6,493
Other income                             378             --            47        425
Interest expense                       1,398             --            --      1,398
Depreciation                           1,739             --            --      1,739
General and administrative
  expense                                 --             --           419        419
Income from discontinued
  operation                               --            121            --        121
Gain on sale of discontinued
  operation                               --          2,064            --      2,064
Segment profit (loss)                    953          2,185          (372)     2,766
Total assets                          11,007             --            83     11,090
Capital expenditures for
  investment properties                1,346              6            --      1,352

Note I - Casualties

During the year ended December 31, 2001, a net casualty gain was recorded at Georgetown Apartments. The casualty gain related to ice damage in January 2001. The gain was the result of insurance proceeds of approximately $28,000 less the net book value of the damaged property of approximately $3,000.

During the year ended December 31, 2001, two net casualty gains were recorded at Landmark Apartments. One casualty gain related to a fire in January 2001. This gain was the result of insurance proceeds of approximately $26,000 less the net book value of the damaged property of approximately $3,000. The other casualty gain related to a fire in March 2001. This gain was the result of insurance proceeds of approximately $22,000 less the net book value of the damaged property of approximately $2,000.

Note J - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants intend to oppose the motion and are scheduled to file their opposition brief on March 26, 2002. A hearing on the motion has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

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

Item 8. Changes in and Disagreements with Accountant on Accounting and Financial Disclosure

            None.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The names of the directors and executive officers of Angeles Realty Corporation II ("ARC II" or Managing General Partner), the Managing General Partner of Angeles Income Properties, Ltd. II (the "Partnership" or "Registrant") as of
December 31, 2001, their ages and the nature of all positions with ARC II presently held by them are as follows:

       Name                  Age    Position

       Patrick J. Foye        44    Executive Vice President and Director

       Martha L. Long         42    Senior Vice President and Controller

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

The executive officers and director of the Managing General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under auditing standards generally accepted in the United States. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner has approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2001 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were audit services of approximately $49,000 and non-audit services (principally tax-related) of approximately $25,000.

Item 10.    Executive Compensation

No remuneration was paid by the Partnership to any officer or director of the Managing General Partner during the year ended December 31, 2001.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2001.

         Entity                             Number of Units    Percentage

         Cooper River Properties, LLC
          (an affiliate of AIMCO)                5,864            5.88%
         Insignia Properties, LP
          (an affiliate of AIMCO)                3,990            4.00%
         Broad River Properties, LLC
          (an affiliate of AIMCO)                8,908            8.92%
         AIMCO Properties, LP
          (an affiliate of AIMCO)               40,404           40.49%

Cooper  River  Properties,   LLC,  Insignia  Properties,  LP,  and  Broad  River
Properties, LLC are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina 29602.

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

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Managing General Partner and affiliates during the years ended December 31, 2001 and 2000:

                                                              2001       2000
                                                              (in thousands)

   Property management fees                                  $ 386      $ 348
   Partnership management fee                                   19         81
   Reimbursement for services of affiliates                    387        206
   Disposition fee                                              --         86
   Refinancing fee                                             138         --

During the years ended December 31, 2001 and 2000, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates approximately $386,000 and $348,000 for the years ended December 31, 2001 and 2000, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $387,000 and $206,000 for the years ended December 31, 2001 and 2000, respectively. Included in these amounts are construction oversight fees paid to an affiliate of the Managing General Partner of approximately $205,000 and $30,000 for the years ended December 31, 2001 and 2000, respectively. This fee is related to construction management services provided by AIMCO and its affiliates. The fee was calculated based on a percentage of current and certain prior year additions to investment properties and is being depreciated over 15 years.

The Partnership Agreement provides for a fee equal to 10% of "Net cash flow from operations", as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. During the year ended December 31, 2001 the Partnership paid fees of approximately $100,000 for the year ended December 31, 2000 of which approximately $81,000 was accrued at December 31, 2000. No such management fee was accrued or paid for the year ended December 31, 2001.

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

In addition to reimbursement for services of affiliates, the Partnership paid a commission to an affiliate of the Managing General Partner of approximately $138,000 related to the refinancing of Deer Creek Apartments during the year ended December 31, 2001. These costs were capitalized and are included in other assets on the consolidated balance sheet.

In accordance with the Partnership Agreement, the Managing General Partner has loaned the Partnership funds for operating expenses at Landmark Apartments. At December 31, 2001 the amount of the outstanding loan and accrued interest was approximately $47,000 and is included in "Due to Affiliates" on the consolidated balance sheet. Interest is charged at the prime rate plus 2%. Interest expense was approximately $1,000 for the year ended December 31, 2001. There were no loans from the Managing General Partner or associated interest expenses during the year ended December 31, 2000. Subsequent to December 31, 2001 this loan balance was repaid by the Partnership.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $69,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 59,166 limited partnership units in the Partnership representing 59.29% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 59.29% of the outstanding units, AIMCO is in a position to control all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.


                                     PART IV


Item 13.    Exhibits and Reports on Form 8-K

      (a) Reports on Form 8-K filed in the fourth quarter of calendar year 2001:

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

      10.9        Additional   Financing  -   Georgetown   Apartments,   dated
                  September 22, 1989, incorporated herein by reference

      10.10 Purchase and Sale Agreement with Exhibits - dated July 26, 1991 between Princeton Golf Course Joint Venture and Lincoln Property Company No. 199 filed in Form 10-K dated March 27, 1992, incorporated herein by reference

      10.11 Princeton Golf Course Joint Venture Agreement with Exhibits - dated August 21, 1991 between the Partnership, Angeles Partners XI and Angeles Partners XII filed in Form 10-K dated March 27, 1992, incorporated herein by reference

      10.12 Stock Purchase Agreement dated November 24, 1992 showing the purchase of 100% of the outstanding stock of Angeles Realty Corporation II, a subsidiary of MAE GP Corporation, filed in Form 8-K dated December 31, 1993, which is incorporated herein by reference

      10.13 Deed in Lieu of Foreclosure between Executive Plaza, L.P. and Capshaw Investment Company, L.L.C. dated March 20, 1995, incorporated herein by reference

      10.14 Multifamily Note - Deer Creek Apartments between Angeles Income Properties, Ltd. II and Lehman Brothers Holdings, Inc. d/b/a Lehman Capital, a division of Lehman Brothers Holdings, Inc. dated November 1, 1996

      10.15 Multifamily Note - Landmark Apartments between Angeles Income Properties, Ltd. II and Lehman Brothers Holdings, Inc. d/b/a Lehman Capital, a division of Lehman Brothers Holdings, Inc. dated November 1, 1996

      10.16 Purchase and Sale Contract between Registrant and Atlanta Crossing, L.L.C., an Alabama limited liability company, dated October 25, 1999, is incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

      10.19 Multifamily Note dated June 27, 2001, by and between Angeles Income Properties, Ltd. II, a California Limited Partnership, and GMAC Commercial Mortgage Corporation for Deer Creek Apartments, is incorporated by reference to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001.