Form 10QSB
period 2002-03-31
ANGELES INCOME PROPERTIES LTD II
filed 2002-05-15
CIK 711642

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


                For the quarterly period ended March 31, 2002


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

                         PART I - FINANCIAL INFORMATION



ITEM 1.     FINANCIAL STATEMENTS


a)

                      ANGELES INCOME PROPERTIES, LTD. II

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                       (in thousands, except unit data)

                                 March 31, 2002


Assets
   Cash and cash equivalents                                                 $   450
   Receivables and deposits                                                      296
   Restricted escrows                                                             88
   Other assets                                                                  673
   Investment properties:
      Land                                                    $ 1,984
      Buildings and related personal property                   33,088
                                                                35,072
      Less accumulated depreciation                            (26,601)        8,471
                                                                            $ 9,978

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 73
   Tenant security deposit liabilities                                           250
   Accrued property taxes                                                        202
   Other liabilities                                                             335
   Due to affiliates                                                              35
   Mortgage notes payable                                                     24,853

Partners' Deficit
   General partners                                            $ (596)
   Limited partners (99,784 units issued and
      outstanding)                                             (15,174)      (15,770)

                                                                            $ 9,978

         See Accompanying Notes to Consolidated Financial Statements

b)

                      ANGELES INCOME PROPERTIES, LTD. II

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per unit data)


                                                               Three Months Ended
                                                                    March 31,
                                                               2002          2001
Revenues:
  Rental income                                               $1,692        $1,677
  Other income                                                   154            89
      Total revenues                                           1,846         1,766

Expenses:
  Operating                                                      540           542
  General and administrative                                     113            96
  Depreciation                                                   484           448
  Interest                                                       487           349
  Property taxes                                                 167           178
      Total expenses                                           1,791         1,613

Net income                                                     $ 55          $ 153

Net income allocated to general partners                        $ 1           $ 2

Net income allocated to limited partners                          54           151

                                                               $ 55          $ 153

Net income per limited partnership unit                       $ 0.54        $ 1.51

Distributions per limited partnership unit                     $ --         $ 5.31

         See Accompanying Notes to Consolidated Financial Statements


c)

                      ANGELES INCOME PROPERTIES, LTD. II

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                       (in thousands, except unit data)


                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners     Partners      Total

Original capital contributions         100,000         $ 1        $ 50,000    $ 50,001

Partners' deficit at
   December 31, 2001                    99,784        $ (597)     $(15,228)   $(15,825)

Net income for the three months
   ended March 31, 2002                     --             1           54           55

Partners' deficit at
   March 31, 2002                       99,784        $ (596)     $(15,174)   $(15,770)

         See Accompanying Notes to Consolidated Financial Statements


d)
                      ANGELES INCOME PROPERTIES, LTD. II

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                (in thousands)

                                                                 Three Months Ended
                                                                       March 31,
                                                                  2002        2001
Cash flows from operating activities:
  Net income                                                      $ 55        $ 153
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation                                                   484          448
     Amortization of mortgage discounts and loan costs               19           19
     Change in accounts:
      Receivables and deposits                                       97          (93)
      Other assets                                                 (132)         (83)
      Accounts payable                                              (19)          69
      Tenant security deposit liabilities                            (8)          (1)
      Accrued property taxes                                         69          104
      Due to affiliates                                              33           21
      Other liabilities                                             111         (137)
          Net cash provided by operating activities                 709          500

Cash flows from investing activities:
  Property improvements and replacements                           (262)        (369)
  Net withdrawals from restricted escrows                            34            9
          Net cash used in investing activities                    (228)        (360)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (125)         (63)
  Repayments of advances from affiliates                            (47)          --
  Loan costs paid                                                    (9)        (535)
          Net cash used in financing activities                    (181)        (598)

Net increase (decrease) in cash and cash equivalents                300         (458)

Cash and cash equivalents at beginning of period                    150          975

Cash and cash equivalents at end of period                       $ 450        $ 517

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 467        $ 329

At December 31, 2001 and 2000, approximately $59,000 and $150,000, respectively, of property improvements and replacements were included in accounts payable which are included in property improvements and replacements during the three months ended March 2002 and 2001, respectively.

         See Accompanying Notes to Consolidated Financial Statements

e)

                      ANGELES INCOME PROPERTIES, LTD. II

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Income Properties, Ltd. II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner") which is wholly-owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2001.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the three months ended March 31, 2002 and 2001, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates approximately $92,000 and $88,000 for the three months ended March 31, 2002 and 2001, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $66,000 and $59,000 for the three months ended March 31, 2002 and 2001, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are construction oversight fees paid to an affiliate of the Managing General Partner of approximately $9,000 and $12,000 for the three months ended March 31, 2002 and 2001, respectively. This fee is related to construction management services provided by AIMCO and its affiliates. The fee was calculated based on a percentage of additions to investment properties.

The Partnership Agreement provides for a fee equal to 10% of "Net cash flow from operations," as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. During the three months ended March 31, 2002, a fee of approximately $35,000 was earned by the Managing General Partner and is included in "Due to affiliates" on the accompanying consolidated balance sheet. During the year ended December 31, 2000, the Managing General Partner earned fees of approximately $100,000 of which approximately $81,000 was accrued at December 31, 2000. The additional fees due for the year ended December 31, 2000 of approximately $19,000 were accrued during the three months ended March 31, 2001 and included in general and administrative expense. No fees were earned by the Managing General Partner for the three months ended March 31, 2001.

In accordance with the Partnership Agreement, the Managing General Partner has loaned the Partnership funds for operating expenses at Landmark Apartments. At December 31, 2001 the amount of the outstanding loan and accrued interest was approximately $47,000 and was included in "Due to Affiliates" on the consolidated balance sheet. During the three months ended March 31, 2002, this loan was repaid in full by the Partnership. Interest was charged at the prime rate plus 2%. Interest expense was approximately $1,000 for the three months ended March 31, 2002. There were no loans from the Managing General Partner or associated interest expenses during the three months ended March 31, 2001.

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

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $76,000 and $69,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for both of the three months ended March 31, 2002 and 2001:

                                         Average Occupancy
Property                                 2002        2001

Deer Creek Apartments                     93%         97%
  Plainsboro, New Jersey
Georgetown Apartments                     95%         96%
  South Bend, Indiana
Landmark Apartments                       92%         92%
  Raleigh, North Carolina

The Managing General Partner attributes the decrease in occupancy at Deer Creek Apartments to the weak economy of the Plainsboro, NJ area which is a short commute to New York City.

Results of Operations

The Partnership's net income for the three months ended March 31, 2002, was approximately $55,000 compared to approximately $153,000 for the three months ended March 31, 2001. The decrease in net income for the three months ended March 31, 2002 is attributable to an increase in total expenses which was partially offset by an increase in total revenues.

Total expenses increased for the three months ended March 31, 2002 primarily due to increases in interest, depreciation and general and administrative expenses partially offset by a decrease in property tax expense. Interest expense increased due to the refinancing of Deer Creek Apartments in June 2001 which increased the debt balance at the property. Depreciation expense increased due to capital improvements completed during the past twelve months which are now being depreciated. General and administrative expenses increased due to an increase in a management fee due to the Managing General Partner based on cash flow as allowed in the Partnership Agreement and an increase in cost of services included in the management reimbursements paid to the Managing General Partner as allowed under the Partnership Agreement partially offset by reduced professional fees associated with the management of the Partnership. Included in general and administrative expenses at both March 31, 2002 and 2001 are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included. Property tax expense decreased due to the reappraisal of Deer Creek Apartments.

The increase in total revenues is due primarily to an increase in other income and, to a lesser extent, rental income. The increase in other income is primarily due to an increase in utility reimbursements and lease cancellation fees at Deer Creek Apartments. The increase in rental income is primarily due to increased average rental rates at Deer Creek Apartments and a decrease in concessions at Landmark Apartments partially offset by a decrease in average rental rates at Landmark Apartments and a decrease in occupancy at Deer Creek and Georgetown Apartments.

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

Liquidity and Capital Resources

At March 31, 2002, the Partnership had cash and cash equivalents of approximately $450,000 compared to approximately $517,000 at March 31, 2001. The increase in cash and cash equivalents of approximately $300,000 since December 31, 2001 is due to approximately $709,000 of cash provided by operating activities partially offset by approximately $181,000 of cash used in financing activities and approximately $228,000 of cash used in investing activities. Cash used in investing activities consisted of property improvements and replacements slightly offset by net withdrawals from restricted escrow accounts maintained by the mortgage lenders. Cash used in financing activities consisted primarily of payments of principal made on the mortgages encumbering the Partnership's properties, repayment of advances from affiliates and, to a lesser extent, loan costs paid. The Partnership invests its working capital reserves in interest bearing accounts.

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

Deer Creek

During the three months ended March 31, 2002, the Partnership completed approximately $136,000 of improvements at Deer Creek Apartments consisting primarily of clubhouse renovations. These improvements were funded from operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $113,000, consisting primarily of floor covering replacements, structural improvements, parking lot upgrades and appliances. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Georgetown

During the three months ended March 31, 2002, the Partnership completed approximately $16,000 of improvements at Georgetown Apartments consisting primarily of office equipment, appliance and floor covering replacements and landscaping. These improvements were funded from operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $65,000, consisting primarily of appliance and floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Landmark

During the three months ended March 31, 2002, the Partnership completed approximately $51,000 of improvements at Landmark Apartments consisting primarily of appliance and water heater replacements, office equipment and floor covering replacements. These improvements were funded from Partnership reserves. The Partnership has budgeted, but is not limited to, capital improvements of approximately $98,000, consisting primarily of air conditioning unit and water heater replacements, appliances and floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $24,853,000, net of discounts, has maturity dates ranging from October 2003 to July 2021. The mortgage indebtedness encumbering Deer Creek Apartments, which was refinanced on June 27, 2001, of approximately $13,545,000 is amortized over 20 years and matures on July 1, 2021 at which time it is scheduled to be fully amortized. The mortgage indebtedness encumbering Georgetown Apartments and Landmark Apartments of approximately $11,308,000, net of discount, is amortized over periods ranging from 29 to 30 years with balloon payments of approximately $11,033,000 due in 2003. The Managing General Partner will attempt to refinance the mortgages encumbering Georgetown Apartments and Landmark Apartments and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the three months ended March 31, 2002 and 2001 (in thousands, except per unit data):

                  Three Months     Per Limited      Three Months     Per Limited
                     Ended         Partnership         Ended         Partnership
                 March 31, 2002        Unit        March 31, 2001        Unit

Operations            $ --             $ --            $ 535            $ 5.31

Future cash distributions will depend on the levels of cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners during the remainder of 2002 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 59,236 limited partnership units in the Partnership representing 59.36% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 59.36% of the outstanding units, AIMCO is in a position to control all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K filed in the first quarter of 2002:

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