Form 10QSB
period 2002-06-30
ANGELES INCOME PROPERTIES LTD II
filed 2002-08-14
CIK 711642

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 2002


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                      ANGELES INCOME PROPERTIES, LTD. II

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                       (in thousands, except unit data)

                                  June 30, 2002



Assets
   Cash and cash equivalents                                                 $ 442
   Receivables and deposits                                                      374
   Restricted escrows                                                            108
   Other assets                                                                  635
   Investment properties:
      Land                                                    $ 1,984
      Buildings and related personal property                   33,214
                                                                35,198
      Less accumulated depreciation                            (27,086)        8,112
                                                                            $ 9,671

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 50
   Tenant security deposit liabilities                                           254
   Accrued property taxes                                                        202
   Other liabilities                                                             263
   Due to affiliates                                                              48
   Mortgage notes payable                                                     24,733

Partners' Deficit
   General partners                                            $ (598)
   Limited partners (99,784 units issued and
      outstanding)                                             (15,281)      (15,879)
                                                                            $ 9,671

         See Accompanying Notes to Consolidated Financial Statements


                      ANGELES INCOME PROPERTIES, LTD. II

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per unit data)



                                                 Three Months Ended      Six Months Ended
                                                      June 30,               June 30,
                                                  2002       2001        2002        2001
Revenues:                                                 (Restated)              (Restated)
  Rental income                                 $ 1,737     $ 1,705     $ 3,429     $ 3,382
  Other income                                      117         115         271         204
  Casualty gain (Note D)                             --          25          --          25
        Total revenues                            1,854       1,845       3,700       3,611

Expenses:
  Operating                                         549         531       1,089       1,073
  General and administrative                         74          76         187         172
  Depreciation                                      485         464         969         912
  Interest                                          493         358         980         707
  Property taxes                                    170         187         337         365
  Loss on early extinguishment of debt
    (Note C)                                         --          57          --          57
        Total expenses                            1,771       1,673       3,562       3,286

 Net income                                       $ 83       $ 172       $ 138       $ 325

Net income allocated to general partners          $ 1         $ 2         $ 1         $ 3
Net income allocated to limited partners             82         170         137         322

                                                  $ 83       $ 172       $ 138       $ 325

Net income per limited partnership unit          $ 0.82     $ 1.70      $ 1.37      $ 3.23

Distributions per limited partnership unit       $ 1.90     $ 3.19      $ 1.90      $ 8.50

         See Accompanying Notes to Consolidated Financial Statements


                      ANGELES INCOME PROPERTIES, LTD. II

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                       (in thousands, except unit data)



                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners      Total

Original capital contributions         100,000         $ 1       $ 50,000     $ 50,001

Partners' deficit at
   December 31, 2001                    99,784        $ (597)    $(15,228)    $(15,825)

Distributions to partners                   --            (2)        (190)        (192)

Net income for the six months
   ended June 30, 2002                      --             1          137          138

Partners' deficit at
   June 30, 2002                        99,784        $ (598)    $(15,281)    $(15,879)

         See Accompanying Notes to Consolidated Financial Statements


                      ANGELES INCOME PROPERTIES, LTD. II

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                (in thousands)

                                                                    Six Months Ended
                                                                        June 30,
                                                                    2002         2001
Cash flows from operating activities:
  Net income                                                        $ 138        $ 325
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation                                                     969          912
      Amortization of mortgage discounts and loan costs                 46           40
      Loss on early extinguishment of debt                              --           57
      Casualty gain                                                     --          (25)
      Change in accounts:
        Receivables and deposits                                        19         (583)
        Other assets                                                   (88)         (52)
        Accounts payable                                               (42)          42
        Tenant security deposit liabilities                             (4)         (14)
        Accrued property taxes                                          69          148
        Due to affiliates                                               46          (81)
        Other liabilities                                               39          (75)
          Net cash provided by operating activities                  1,192          694

Cash flows from investing activities:
  Property improvements and replacements                              (388)        (698)
  Net withdrawals from (deposits to) restricted escrows                 14          (12)
  Insurance proceeds received                                           --           28
          Net cash used in investing activities                       (374)        (682)

Cash flows from financing activities:
  Payments on mortgage notes payable                                  (253)        (128)
  Distributions to partners                                           (192)        (857)
  Proceeds from mortgage note payable                                   --       13,750
  Repayment of mortgage note payable                                    --       (5,985)
  Repayment of advances from affiliates                                (47)          --
  Loan costs paid                                                      (34)        (249)
          Net cash (used in) provided by financing activities         (526)       6,531

Net increase in cash and cash equivalents                              292        6,543

Cash and cash equivalents at beginning of period                       150          975

Cash and cash equivalents at end of period                          $ 442       $ 7,518

Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $ 933        $ 704

Supplemental disclosure of non-cash activity:
  Loan costs in due to affiliates                                   $ --         $ 138

At December 31, 2001 and 2000, approximately $59,000 and $150,000, respectively, of property improvements and replacements were included in accounts payable, which are included in property improvements and replacements during the six months ended June 30, 2002 and 2001, respectively.

         See Accompanying Notes to Consolidated Financial Statements

                      ANGELES INCOME PROPERTIES, LTD. II

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Income Properties, Ltd. II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), which is wholly-owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2001.

Effective April 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. As a result, the accompanying consolidated statements of operations have been restated to reflect the loss on early extinguishment of debt at Deer Creek Apartments (see "Note C") in operations rather than as an extraordinary item.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the six months ended June 30, 2002 and 2001, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates approximately $185,000 and $179,000 for the six months ended June 30, 2002 and 2001, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $118,000 and $124,000 for the six months ended June 30, 2002 and 2001, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $16,000 and $32,000 for the six months ended June 30, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment properties.

The Partnership Agreement provides for a fee equal to 10% of "Net cash flow from operations," as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. During the six months ended June 30, 2002, a fee of approximately $48,000 was earned by the Managing General Partner and is included in "Due to affiliates" on the accompanying consolidated balance sheet. During the year ended December 31, 2000, the Managing General Partner earned fees of approximately $100,000 of which approximately $81,000 was accrued at December 31, 2000. The additional fees due for the year ended December 31, 2000 of approximately $19,000 were accrued during the six months ended June 30, 2001 and included in general and administrative expense. No fees were earned by the Managing General Partner for the six months ended June 30, 2001.

In accordance with the Partnership Agreement, the Managing General Partner has loaned the Partnership funds for operating expenses at Landmark Apartments. At December 31, 2001 the amount of the outstanding loan and accrued interest was approximately $47,000 and was included in "Due to Affiliates" on the consolidated balance sheet. During the six months ended June 30, 2002, this loan was repaid in full by the Partnership. Interest was charged at the prime rate plus 2%. Interest expense was approximately $1,000 for the six months ended June 30, 2002. There were no loans from the Managing General Partner or associated interest expenses during the six months ended June 30, 2001.

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

In addition to reimbursement for services of affiliates, the Partnership accrued approximately $138,000 for loan costs related to the refinance of Deer Creek Apartments during the six months ended June 30, 2001 which was paid to an affiliate of the Managing General Partner during the year ended December 31, 2001.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $76,000 and $69,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Refinancing of Mortgage Note Payable

On June 27, 2001, the Partnership refinanced the mortgage encumbering Deer Creek Apartments. The refinancing replaced indebtedness of approximately $5,985,000 with a new mortgage of $13,750,000. The new mortgage carries a stated interest rate of 7.43% as compared to the 7.33% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on July 1, 2021. Total capitalized loan costs were approximately $387,000 at June 30, 2001. These costs included $138,000 in fees payable to the Managing General Partner at June 30, 2001 which was paid during the year ended December 31, 2001. The Partnership recognized a loss on the early extinguishment of debt of approximately $57,000 due to the write-off of unamortized loan costs.
Note D - Casualties

During the six months ended June 30, 2001, a net casualty gain was recorded at Georgetown Apartments. The casualty gain related to ice damage in January 2001. The gain was the result of insurance proceeds of approximately $28,000 less the net book value of the damaged property of approximately $3,000.

Note E - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. The parties are currently in the midst of briefing that appeal.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for both of the six months ended June 30, 2002 and 2001:

                                         Average Occupancy
Property                                 2002        2001

Deer Creek Apartments                     95%         96%
   Plainsboro, New Jersey
Georgetown Apartments                     96%         96%
   South Bend, Indiana
Landmark Apartments                       92%         92%
   Raleigh, North Carolina

Results of Operations

The Partnership's net income for the six months ended June 30, 2002 was approximately $138,000 compared to approximately $325,000 for the six months ended June 30, 2001. The Partnership's net income for the three month period ended June 30, 2002 was approximately $83,000 compared to approximately $172,000 for the three month period ended June 30, 2001. The decrease in net income for the three and six month periods ended June 30, 2002 is primarily attributable to an increase in total expenses which was partially offset by an increase in total revenues.

The increase in total expenses for the three and six months ended June 30, 2002 is the result of increases in interest, depreciation and operating expenses partially offset by a decrease in property tax expense and loss on early extinguishment of debt. The increase in total expenses during the six months ended June 30, 2002 was also due to an increase in general and administrative expenses. Interest expense increased for the three and six month periods ended June 30, 2002 due to the refinancing of Deer Creek Apartments in June 2001, which increased the debt balance at the property, as discussed in "Liquidity and Capital Resources". Depreciation expense increased for the three and six month periods ended June 30, 2002 due to capital improvements completed during the past twelve months which are now being depreciated. Operating expense increased for the three and six month periods ended June 30, 2002 primarily due to increases in insurance and maintenance expenses partially offset by a decrease in property expenses. Insurance expenses increased primarily due to an increase in insurance premiums at all of the Partnership's properties. Maintenance expenses increased primarily due to an increase in contract services at Landmark Apartments. Property expense decreased primarily due to decreases in utility expenses at all of the Partnership's properties. Property tax expense decreased due to the reappraisal of Deer Creek Apartments. The loss on early extinguishment of debt relates to the refinancing of the mortgage encumbering Deer Creek in June 2001 as discussed in "Liquidity and Capital Resources". General and administrative expenses increased for the six month period ended June 30, 2002 due to an increase in the cost of services included in the management reimbursements paid to the Managing General Partner as allowed under the Partnership Agreement and an increase in the management fee due to the Managing General Partner based on cash flow as allowed in the Partnership Agreement partially offset by reduced professional fees associated with the management of the Partnership. Also included in general and administrative expenses at both June 30, 2002 and 2001 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The increase in total revenues for the three and six months ended June 30, 2002 is due to an increase in rental income partially offset by the casualty gain recorded during the six months ended June 30, 2001 at Georgetown Apartments due to an ice storm in January 2001. The gain was the result of insurance proceeds of approximately $28,000 less the net book value of the damaged property of approximately $3,000. The increase in total revenues during the six months ended June 30, 2002 is also due to an increase in other income. The increase in rental income for the three and six month periods ended June 30, 2002 is primarily due to an increase in average rental rates at Deer Creek Apartments, increased month to month rental fees at all the Partnership's properties and a decrease in rental concessions at Landmark Apartments partially offset by a decrease in average rental rates at Landmark Apartments and a decrease in occupancy at Deer Creek Apartments. The increase in other income during the six months ended June 30, 2002 is primarily due to an increase in utility reimbursements and lease cancellation fees at Deer Creek Apartments and increased non-refundable administrative fees at Deer Creek and Landmark Apartments partially offset by reduced clubhouse rental fees at Deer Creek Apartments and reduced interest income due to lower average cash balances in interest bearing accounts.

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

Liquidity and Capital Resources

At June 30, 2002, the Partnership had cash and cash equivalents of approximately $442,000 compared to approximately $7,518,000 at June 30, 2001. The increase in cash and cash equivalents of approximately $292,000 since December 31, 2001 is due to approximately $1,192,000 of cash provided by operating activities partially offset by approximately $526,000 and $374,000 of cash used in financing and investing activities, respectively. Cash used in financing activities consisted of loan costs paid, distributions to the partners, payments of principal made on the mortgages encumbering the Partnership's properties and repayment of advances from affiliates. Cash used in investing activities consisted of property improvements and replacements slightly offset by withdrawals from restricted escrow accounts maintained by the mortgage lenders. The Partnership invests its working capital reserves in interest bearing accounts.

On June 27, 2001, the Partnership refinanced the mortgage encumbering Deer Creek Apartments. The refinancing replaced indebtedness of approximately $5,985,000 with a new mortgage of $13,750,000. The new mortgage carries a stated interest rate of 7.43% as compared to the 7.33% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on July 1, 2021. Total capitalized loan costs were approximately $387,000 at June 30, 2001. These costs included $138,000 in fees payable to the Managing General Partner at June 30, 2001, which was paid during the year ended December 31, 2001. The Partnership recognized a loss on the early extinguishment of debt of approximately $57,000 during the six months ended June 30, 2001 due to the write-off of unamortized loan costs.

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

Deer Creek

During the six months ended June 30, 2002, the Partnership completed approximately $192,000 of budgeted and non-budgeted improvements at Deer Creek Apartments consisting primarily of clubhouse renovations. These improvements were funded from operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $121,000, consisting primarily of floor covering replacements, structural improvements, parking lot upgrades and appliances. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Georgetown

During the six months ended June 30, 2002, the Partnership completed approximately $20,000 of improvements at Georgetown Apartments consisting primarily of office equipment, appliance and floor covering replacements and major landscaping. These improvements were funded from operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $60,000, consisting primarily of appliance and floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Landmark

During the six months ended June 30, 2002, the Partnership completed approximately $117,000 of budgeted and non-budgeted improvements at Landmark Apartments consisting primarily of swimming pool improvements, plumbing upgrades and floor covering replacements. These improvements were funded from operating cash flow and Partnership reserves. The Partnership has budgeted, but is not limited to, capital improvements of approximately $96,000, consisting primarily of air conditioning unit and water heater replacements, appliances and floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $24,733,000, net of discounts, has maturity dates ranging from October 2003 to July 2021. The mortgage indebtedness encumbering Deer Creek Apartments, which was refinanced on June 27, 2001, of approximately $13,466,000 is amortized over 20 years and matures on July 1, 2021 at which time it is scheduled to be fully amortized. The mortgage indebtedness encumbering Georgetown Apartments and Landmark Apartments of approximately $11,267,000, net of discount, is amortized over periods ranging from 29 to 30 years with balloon payments of approximately $11,033,000 due in 2003. The Managing General Partner will attempt to refinance the mortgages encumbering Georgetown Apartments and Landmark Apartments and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the six months ended June 30, 2002 and 2001 (in thousands, except per unit data):

                      Six Months      Per Limited       Six Months      Per Limited
                        Ended         Partnership         Ended         Partnership
                    June 30, 2002         Unit        June 30, 2001         Unit

Operations              $ 192            $ 1.90           $ 857            $ 8.50

Future cash distributions will depend on the levels of cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit additional distributions to its partners during the remainder of 2002 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 61,594 limited partnership units in the Partnership representing 61.73% of the outstanding units at June 30, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on June 25, 2002, a tender offer by AIMCO Properties, L.P., to acquire all of the units not owned by affiliates of AIMCO for a purchase price of $94.00 per unit expired. Pursuant to this offer, AIMCO acquired 2,358 units during the quarter ended June 30, 2002. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 61.73% of the outstanding units, AIMCO is in a position to control all voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owed fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnerships and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment properties are recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause an impairment in the Partnership's assets.

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. The parties are currently in the midst of briefing that appeal.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 3.1, Amendment Agreement of Limited Partnership of the Partnership dated October 12, 1982 filed on Form 10K dated November 30, 1983, incorporated herein by reference.

                  Exhibit 99, Certification of Chief Executive Officer and Chief Financial Officer.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2002:

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



                                    ANGELES INCOME PROPERTIES, LTD. II


                                    By:   Angeles Realty Corporation II
                                          Managing General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: August 14, 2002

Exhibit 99


                          Certification of CEO and CFO
                     Pursuant to 18 U.S.C. Section 1350,
                            As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Angeles Income Properties, Ltd. II (the "Partnership"), for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/  Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 14, 2002


                                    /s/  Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 14, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.