Form 10QSB
period 2002-09-30
ANGELES INCOME PROPERTIES LTD II
filed 2002-11-14
CIK 711642

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                     For the quarterly period ended September 30, 2002


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

                         PART I - FINANCIAL INFORMATION



ITEM 1.     FINANCIAL STATEMENTS




                             ANGELES INCOME PROPERTIES, LTD. II

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2002


Assets
   Cash and cash equivalents                                                 $   645
   Receivables and deposits                                                      353
   Restricted escrows                                                            128
   Other assets                                                                  547
   Investment properties:
      Land                                                    $ 1,984
      Buildings and related personal property                   33,310
                                                                35,294
      Less accumulated depreciation                            (27,553)        7,741
                                                                            $ 9,414

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 77
   Tenant security deposit liabilities                                           246
   Accrued property taxes                                                        268
   Other liabilities                                                             551
   Due to affiliates                                                             106
   Mortgage notes payable                                                     24,603

Partners' Deficit
   General partners                                            $ (603)
   Limited partners (99,784 units issued and
      outstanding)                                             (15,834)      (16,437)
                                                                            $ 9,414

                See Accompanying Notes to Consolidated Financial Statements


                             ANGELES INCOME PROPERTIES, LTD. II

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                                    Three Months Ended      Nine Months Ended
                                                      September 30,           September 30,
                                                     2002       2001        2002        2001
Revenues:                                                                            (Restated)
  Rental income                                    $ 1,667     $ 1,702     $ 5,096     $ 5,084
  Other income                                         128         121         399         325
  Casualty gain (Note D)                                --          40          --          65
        Total revenues                               1,795       1,863       5,495       5,474

Expenses:
  Operating                                            578         646       1,667       1,719
  General and administrative                           309          77         496         249
  Depreciation                                         467         454       1,436       1,366
  Interest                                             509         493       1,489       1,200
  Property taxes                                       165         191         502         556
  Loss on early extinguishment of debt (Note C)         --          --          --          57
        Total expenses                               2,028       1,861       5,590       5,147

 Net (loss) income                                  $ (233)      $ 2        $ (95)      $ 327

Net (loss) income allocated to general
  partners (1%)                                      $ (2)      $ --        $ (1)        $ 3
Net (loss) income allocated to limited
  partners (99%)                                      (231)          2         (94)        324

                                                    $ (233)      $ 2        $ (95)      $ 327

Net (loss) income per limited partnership unit     $ (2.31)    $ 0.02      $ (0.94)    $ 3.25

Distributions per limited partnership unit          $ 3.23     $ 72.13     $ 5.13      $ 80.63

                See Accompanying Notes to Consolidated Financial Statements


                             ANGELES INCOME PROPERTIES, LTD. II

                   CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners      Total

Original capital contributions         100,000         $ 1       $ 50,000     $ 50,001

Partners' deficit at
   December 31, 2001                    99,784        $ (597)    $(15,228)    $(15,825)

Distributions to partners                   --            (5)        (512)        (517)

Net loss for the nine months
   ended September 30, 2002                 --            (1)         (94)         (95)

Partners' deficit at
   September 30, 2002                   99,784        $ (603)    $(15,834)    $(16,437)

                See Accompanying Notes to Consolidated Financial Statements


                             ANGELES INCOME PROPERTIES, LTD. II

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                    Nine Months Ended
                                                                      September 30,
                                                                      2002       2001
Cash flows from operating activities:
  Net income                                                        $ (95)       $ 327
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
      Depreciation                                                   1,436        1,366
      Amortization of mortgage discounts and loan costs                 92           62
      Loss on early extinguishment of debt                              --           57
      Casualty gain                                                     --          (65)
      Change in accounts:
        Receivables and deposits                                        40          (59)
        Other assets                                                   (46)         (31)
        Accounts payable                                               (15)          71
        Tenant security deposit liabilities                            (12)         (29)
        Accrued property taxes                                         135          179
        Due to affiliates                                              104          (81)
        Other liabilities                                              327          (21)
          Net cash provided by operating activities                  1,966        1,776

Cash flows from investing activities:
  Property improvements and replacements                              (484)      (1,047)
  Net (deposits to) withdrawals from restricted escrows                 (6)          45
  Insurance proceeds received                                           --           72
          Net cash used in investing activities                       (490)        (930)

Cash flows from financing activities:
  Payments on mortgage notes payable                                  (383)        (224)
  Proceeds from mortgage note payable                                   --       13,750
  Repayment of mortgage note payable                                    --       (5,985)
  Advances from affiliate                                               65           --
  Repayment of advances from affiliate                                (112)          --
  Loan costs paid                                                      (34)        (408)
  Distributions to partners                                           (517)      (8,127)
          Net cash used in financing activities                       (981)        (994)

Net increase (decrease) in cash and cash equivalents                   495         (148)

Cash and cash equivalents at beginning of period                       150          975

Cash and cash equivalents at end of period                          $ 645        $ 827

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 1,395      $ 1,091

At December 31, 2001 and 2000, approximately $59,000 and $150,000, respectively, of property improvements and replacements were included in accounts payable, which are included in property improvements and replacements during the nine months ended September 30, 2002 and 2001, respectively.

                See Accompanying Notes to Consolidated Financial Statements


                       ANGELES INCOME PROPERTIES, LTD. II

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Income Properties, Ltd. II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), which is wholly-owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

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

During the nine months ended September 30, 2002 and 2001, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates approximately $278,000 and $271,000 for the nine months ended September 30, 2002 and 2001, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $164,000 and $310,000 for the nine months ended September 30, 2002 and 2001, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $18,000 and $174,000 for the nine months ended September 30, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment properties.

The Partnership Agreement provides for a fee equal to 10% of "Net cash flow from operations," as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. During the nine months ended September 30, 2002 fees of approximately $106,000 were earned by the Managing General Partner and are included in "Due to affiliates" on the accompanying consolidated balance sheet. During the nine months ended September 30, 2001 fees of approximately $11,000 were earned by the Managing General Partner. During the year ended December 31, 2000, the Managing General Partner earned fees of approximately $100,000 of which approximately $81,000 was accrued at December 31, 2000. The additional fees due for the year ended December 31, 2000 of approximately $19,000 were accrued during the nine months ended September 30, 2001 and included in general and administrative expense.

In accordance with the Partnership Agreement, the Managing General Partner loaned the Partnership funds for operating expenses at Landmark Apartments. At December 31, 2001 the amount of the outstanding loan and accrued interest was approximately $47,000. During the nine months ended September 30, 2002, this loan was repaid in full by the Partnership. Interest was charged at the prime rate plus 2%. Interest expense was approximately $1,000 for the nine months ended September 30, 2002. During the nine months ended September 30, 2002, the Managing General Partner loaned the Partnership approximately $65,000 for operating expenses at Deer Creek Apartments. This loan was repaid prior to September 30, 2002. Interest on this loan was charged at the prime rate plus 2% and amounted to less than $1,000. There were no loans from the Managing General Partner or associated interest expenses during the nine months ended September 30, 2001.

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

In addition to reimbursement for services of affiliates, the Partnership accrued approximately $138,000 for loan costs related to the refinance of Deer Creek Apartments during the nine months ended September 30, 2001 which was paid to an affiliate of the Managing General Partner during the year ended December 31, 2001.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $76,000 and $69,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Refinancing of Mortgage Note Payable

On June 27, 2001, the Partnership refinanced the mortgage encumbering Deer Creek Apartments. The refinancing replaced indebtedness of approximately $5,985,000 with a new mortgage of $13,750,000. The new mortgage carries a stated interest rate of 7.43% as compared to the 7.33% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on July 1, 2021. Total capitalized loan costs were approximately $408,000 at September 30, 2001. These costs included $138,000 in fees paid to the Managing General Partner. The Partnership recognized a loss on the early extinguishment of debt of approximately $57,000 due to the write-off of unamortized loan costs.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the Registrant's business and results of operations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for both of the nine months ended September 30, 2002 and 2001:

                                         Average Occupancy
Property                                 2002        2001

Deer Creek Apartments                     96%         96%
   Plainsboro, New Jersey
Georgetown Apartments                     96%         96%
   South Bend, Indiana
Landmark Apartments                       91%         91%
   Raleigh, North Carolina

Results of Operations

The Partnership's net loss for the nine months ended September 30, 2002 was approximately $95,000 compared to net income of approximately $327,000 for the nine months ended September 30, 2001. The Partnership had a net loss for the three month period ended September 30, 2002 of approximately $233,000 compared to net income of approximately $2,000 for the three month period ended September 30, 2001. The decrease in net income for the nine months ended September 30, 2002 is due to an increase in total expenses partially offset by an increase in total revenue. The decrease in net income for the three months ended September 30, 2002 is due to a decrease in total revenue and an increase in total expenses.

The increase in total expenses for the three and nine month periods ended September 30, 2002 is primarily due to increases in interest, depreciation and general and administrative expenses partially offset by decreases in operating and property tax expense and a loss on early extinguishment of debt recorded in 2001. Interest expense increased due to the refinancing of Deer Creek Apartments in June 2001, which increased the debt balance at the property, as discussed in "Liquidity and Capital Resources". Depreciation expense increased due to capital improvements completed during the past twelve months which are now being depreciated. General and administrative expenses increased primarily due to increased Partnership management fees earned by the Managing General Partner and a new partner tax implemented in New Jersey. Included in general and administrative expenses at both September 30, 2002 and 2001 are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement. Operating expense decreased primarily due to decreases in damage expenses due to casualties at Landmark and Georgetown Apartments in 2001 and reduced property expenses partially offset by insurance proceeds received during 2002 for a casualty at Georgetown Apartments during 2001. Property expenses decreased due to decreased payroll and related benefit expenses at Georgetown and Deer Creek Apartments and decreased utility expenses at Deer Creek and Landmark Apartments partially offset by increased payroll and related benefits at Landmark Apartments. Property tax expense decreased during the three and nine month periods ended September 30, 2002 due to the reappraisal of Deer Creek Apartments during 2001. The loss on early extinguishment of debt during the nine months ended September 30, 2001 relates to the refinancing of the mortgage encumbering Deer Creek in June 2001 as discussed in "Liquidity and Capital Resources".

The increase in total revenues for the nine months ended September 30, 2002 is due to an increase in rental and other income partially offset by a decrease in casualty gain. The decrease in total revenues for the three months ended September 30, 2002 is due to a decrease in rental income and a decrease in casualty gain. The increase in rental income for the nine months ended September 30, 2002 is primarily due to an increase in average rental rates at Deer Creek Apartments and decreased rental concessions and monthly resident discounts at Landmark Apartments partially offset by a decrease in average rental rates at Landmark Apartments. The decrease in rental income for the three months ended September 30, 2002 is primarily due to decreased average rental rates at Landmark Apartments. The increase in other income during the nine months ended September 30, 2002 is primarily due to an increase in utility reimbursements at Deer Creek Apartments and nonrefundable administrative fees at Deer Creek and Landmark Apartments, partially offset by reduced interest income due to lower average cash balances maintained in interest bearing accounts. The casualty gain recognized in 2001 relates to casualties during 2001 at Georgetown and Landmark Apartments.

During the nine months ended September 30, 2001, a casualty gain was recorded at Georgetown Apartments. The casualty gain related to ice damage in January 2001. The gain was the result of insurance proceeds of approximately $28,000 less the net book value of the damaged property of approximately $3,000.

During the nine months ended September 30, 2001, two casualty gains were recorded at Landmark Apartments. One casualty gain related to a fire in January 2001. This gain was the result of insurance proceeds of approximately $22,000 less the net book value of the damaged property of approximately $2,000. The other casualty gain related to a fire in March 2001. This gain was the result of insurance proceeds of approximately $22,000 less the net book value of the damaged property of approximately $2,000.

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

Liquidity and Capital Resources

At September 30, 2002, the Partnership had cash and cash equivalents of approximately $645,000 compared to approximately $827,000 at September 30, 2001. The increase in cash and cash equivalents of approximately $495,000 since December 31, 2001 is due to approximately $1,966,000 of cash provided by operating activities partially offset by approximately $981,000 of cash used in financing activities and approximately $490,000 of cash used in investing activities. Cash used in financing activities consisted of loan costs paid, distributions to the partners, payments of principal made on the mortgages encumbering the Partnership's properties and repayment of advances from affiliates partially offset by advances from affiliates. Cash used in investing activities consisted of property improvements and replacements and deposits to restricted escrow accounts maintained by the mortgage lenders. The Partnership invests its working capital reserves in interest bearing accounts.

On June 27, 2001, the Partnership refinanced the mortgage encumbering Deer Creek Apartments. The refinancing replaced indebtedness of approximately $5,985,000 with a new mortgage of $13,750,000. The new mortgage carries a stated interest rate of 7.43% as compared to the 7.33% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on July 1, 2021. Total capitalized loan costs were approximately $408,000 at September 30, 2001. These costs included $138,000 in fees paid to the Managing General Partner during the year ended December 31, 2001. The Partnership recognized a loss on the early extinguishment of debt of approximately $57,000 during the nine months ended September 30, 2001 due to the write-off of unamortized loan costs.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for each of the Partnership's properties are detailed below.

Deer Creek

During the nine months ended September 30, 2002, the Partnership completed approximately $213,000 of budgeted and non-budgeted improvements at Deer Creek Apartments consisting primarily of clubhouse renovations, air conditioning unit and floor covering replacements. These improvements were funded from operating cash flow. For 2002, the Partnership has budgeted, but is not limited to, capital improvements of approximately $131,000, consisting primarily of floor covering replacements, structural improvements, parking lot upgrades and appliances. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Georgetown

During the nine months ended September 30, 2002, the Partnership completed approximately $41,000 of improvements at Georgetown Apartments consisting primarily of office equipment, appliance and floor covering replacements and major landscaping. These improvements were funded from operating cash flow. For 2002, the Partnership has budgeted, but is not limited to, capital improvements of approximately $67,000, consisting primarily of appliance and floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Landmark

During the nine months ended September 30, 2002, the Partnership completed approximately $171,000 of budgeted and non-budgeted improvements at Landmark Apartments consisting primarily of swimming pool and plumbing upgrades and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. For 2002, the Partnership has budgeted, but is not limited to, capital improvements of approximately $115,000, consisting primarily of air conditioning unit, water heater, appliance and floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $24,603,000, net of discounts, has maturity dates ranging from October 2003 to July 2021. The mortgage indebtedness encumbering Deer Creek Apartments of approximately $13,385,000 is amortized over 20 years and matures on July 1, 2021 at which time it is scheduled to be fully amortized. The mortgage indebtedness encumbering Georgetown Apartments and Landmark
Apartments of approximately $11,218,000, net of discount, is amortized over periods ranging from 29 to 30 years with balloon payments of approximately $11,033,000 due in 2003. The Managing General Partner will attempt to refinance the mortgages encumbering Georgetown Apartments and Landmark Apartments and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the nine months ended September 30, 2002 and 2001 (in thousands, except per unit data):

                       Nine Months      Per Limited      Nine Months       Per Limited
                          Ended         Partnership         Ended          Partnership
                   September 30, 2002      Unit       September 30, 2001      Unit

Operations                $ 517           $ 5.13            $ 857            $ 8.50
Refinancing (1)              --               --             7,270            72.13
                          $ 517           $ 5.13            $8,127           $80.63

(1) Distributions from the refinancing of Deer Creek Apartments during 2001.

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 61,654 limited partnership units in the Partnership representing 61.79% of the outstanding units at September 30, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 61.79% of the outstanding units, AIMCO is in a position to control all voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

ITEM 3.     CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules (13a-14(c) and (15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

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

                  Exhibit 99, Certification of Chief Executive Officer and Chief Financial Officer.

            b) Reports on Form 8-K filed during the quarter ended  September 30,
               2002:

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



                                    ANGELES INCOME PROPERTIES, LTD. II


                                    By:   Angeles Realty Corporation II
                                          Managing General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: November 14, 2002

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Angeles Income Properties Ltd. II;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                    /s/Patrick J. Foye
                                    Patrick J. Foye
                                    Executive  Vice  President of Angeles Realty
                                    Corporation  II,  equivalent  of  the  chief
                                    executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Angeles Income Properties Ltd. II;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                    /s/Paul J. McAuliffe
                                    Paul J. McAuliffe
                                    Executive Vice President and Chief Financial
                                    Officer of Angeles  Realty  Corporation  II,
                                    equivalent of the chief financial officer of
                                    the Partnership

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Angeles Income Properties, Ltd. II (the "Partnership"), for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                               /s/ Patrick J. Foye
                              Name: Patrick J. Foye
                              Date: November 13, 2002


                              /s/ Paul J. McAuliffe
                             Name: Paul J. McAuliffe
                             Date: November 13, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.