Form 10KSB
period 2002-12-31
ANGELES INCOME PROPERTIES LTD II
filed 2003-03-31
CIK 711642

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
       (Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
         1934

                    For the fiscal year ended December 31, 2002

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

State issuer's revenues for its most recent fiscal year.   $7,205,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2002. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership, through its public offering of Limited Partnership Units, sold 100,000 units aggregating $50,000,000. The General Partners contributed capital in the amount of $1,000 for a 1% interest in the Partnership. The Partnership was formed for the purpose of acquiring fee and other forms of equity interests in various types of real estate property. The Partnership presently owns and operates three apartment properties. (See "Item 2. Description of Properties"). The Partnership's commercial property was sold during the year ended December 31, 2000. Since its initial offering, the Registrant has not received, nor are limited partners required to make, additional capital contributions.

The Partnership has no employees. Management and administrative services are provided by the Managing General Partner and by agents retained by the Managing General Partner. An affiliate of the Managing General Partner provided such property management services for the residential properties for the years ended December 31, 2002 and 2001.

Risk Factors

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

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Managing General Partner believes that the Partnership's properties are substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

Insurance coverage is becoming more expensive and difficult to obtain. The current insurance market is characterized by rising premium rates, increasing deductibles, and more restrictive coverage language. Recent developments have resulted in significant increases in insurance premiums and have made it more difficult to obtain certain types of insurance. As an example, many insurance carriers are excluding mold-related risks from their policy coverages, or are adding significant restrictions to such coverage. Continued deterioration in insurance market place conditions may have a negative effect on the Partnership's operating results.

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

(1) Property is held by a limited partnership in which the Registrant holds a 99% interest.

Schedule of Properties

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.


                           Gross
                         Carrying   Accumulated                             Federal
Property                   Value   Depreciation    Rate       Method       Tax Basis
                             (in thousands)                             (in thousands)
Deer Creek Apartments     $13,886     $ 9,720    5-20 yrs  Accelerated      $ 4,927

Georgetown Apartments       8,401       7,013    5-20 yrs      S/L            1,526

Landmark Apartments        13,083      11,292    5-20 yrs      S/L            2,299
                          $35,370     $28,025                               $ 8,752

See "Note A - Organization and Significant Accounting Policies" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.


                       Principal                                          Principal
                       Balance At                                          Balance
                      December 31,   Interest     Period     Maturity      Due At
     Property             2002         Rate      Amortized     Date     Maturity (2)
                     (in thousands)                                    (in thousands)
Deer Creek
  1st mortgage          $13,302        7.43%      20 yrs      07/2021       $ --

Georgetown
  1st mortgage            4,889        7.83%     28.67 yrs    10/2003        4,806
  2nd mortgage              173        7.83%        (1)       10/2003          173

Landmark
  1st mortgage            6,136        7.33%      30 yrs      11/2003        6,054
                         24,500                                            $11,033

Less unamortized
  discount                  (32)
                        $24,468

(1)   Interest only payments.

(2) See "Item 7. Financial Statements - Note B" for information with respect to the Partnership's ability to prepay these loans and other specific details about the loans.

On June 27, 2001, the Partnership refinanced the mortgage encumbering Deer Creek Apartments. The refinancing replaced indebtedness of approximately $5,985,000 with a new mortgage of $13,750,000. The new mortgage carries a stated interest rate of 7.43% as compared to the 7.33% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures in July 2021. Total capitalized loan costs were approximately $406,000 for the year ended December 31, 2001. These costs included $138,000 in fees paid to the
Managing General Partner during the year ended December 31, 2001. The Partnership recognized a loss on early extinguishment of debt of approximately $57,000 due to the write-off of unamortized loan costs.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2002 and 2001 for each property:


                                     Average Annual               Average Annual
                                      Rental Rates                   Occupancy
                                       (per unit)
 Property                         2002            2001           2002         2001

 Deer Creek Apartments           $11,417         $11,305         96%          95%
 Georgetown Apartments             8,136           8,199         96%          96%
 Landmark Apartments               7,968           8,595         89%          91%

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2002 for each property were:

                                    2002             2002
                                   Taxes             Rates
                               (in thousands)

Deer Creek Apartments              $ 394             2.76%
Georgetown Apartments                 139            3.36%
Landmark Apartments                  136              .99%

Capital Improvements

Deer Creek

During the year ended December 31, 2002, the Partnership spent approximately $250,000 on capital improvements consisting primarily of air conditioning unit and floor covering replacements, clubhouse renovations, and structural improvements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $86,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Georgetown

During the year ended December 31, 2002, the Partnership spent approximately $44,000 on capital improvements consisting primarily of office computers, appliance and floor covering replacements, and major landscaping. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $60,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Landmark

During the year ended December 31, 2002, the Partnership spent approximately $207,000 on capital improvements consisting primarily of swimming pool and plumbing fixture upgrades and floor covering replacements. These improvements were funded from Partnership reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $88,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. The Court has scheduled the hearing on preliminary approval for April 4, 2003 and the hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. If the Court grants preliminary approval of the proposed settlement in April, a notice will be distributed to partners providing detail on the terms of the proposed settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

The unitholders of the Partnership did not vote on any matter during the quarter ended December 31, 2002.

                                     PART II

Item 5. Market for the Partnership's Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, offered and sold 100,000 limited partnership units (the "Units") aggregating $50,000,000. At December 31, 2002, the Partnership had 1,641 holders of record owning an aggregate of 99,784 Units. Affiliates of the Managing General Partner owned 61,754 Units or 61.89% at December 31, 2002. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2001 and 2002. See "Item 6. Management's Discussion and Analysis or Plan of Operation" for more details.

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
                                      (in thousands)
       01/01/01 - 12/31/01             $ 8,680 (1)            $86.12
       01/01/02 - 12/31/02                 517 (2)              5.13

(1)   Consists  of   approximately   $1,302,000  of  cash  from  operations  and
      approximately $7,378,000 of cash from the refinancing of Deer Creek Apartments in June 2001.

(2)   Consists of cash flow from operations.

Future cash distributions will depend on the levels of cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in 2003 or subsequent periods. Distributions may be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the reserve account until the reserve account is funded in an amount equal to a minimum of $200 and a maximum of $400 per apartment unit for Georgetown Apartments for a total of approximately $40,000 to $80,000. At December 31, 2002, the balance in this reserve account was approximately $81,000. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 61,754 limited partnership units in the Partnership representing 61.89% of the outstanding units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 61.89% of the outstanding units, AIMCO is in a position to control all voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership had net income for the year ended December 31, 2002 of approximately $58,000 compared to net income of approximately $351,000 for the year ended December 31, 2001 (see "Item 7. Financial Statements - Note C" for a reconciliation of these amounts to the Registrant's federal taxable income). The decrease in net income for the year ended December 31, 2002 is due to an increase in total expenses and a decrease in total revenues.

The increase in total expenses for the year ended December 31, 2002 is primarily due to increases in interest, depreciation and general and administrative expenses partially offset by decreases in operating and property tax expense and a loss on early extinguishment of debt recorded in 2001. Interest expense increased due to the refinancing of Deer Creek Apartments in June 2001, which increased the debt balance at the property, as discussed in "Liquidity and Capital Resources". Depreciation expense increased due to capital improvements completed during the past twelve months which are now being depreciated. General and administrative expenses increased primarily due to increased Partnership management fees earned by the Managing General Partner and a new partner tax implemented in New Jersey. Included in general and administrative expenses at both December 31, 2002 and 2001 are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement. Operating expense decreased primarily due to reduced property expenses and management fees. Property expenses decreased primarily due to decreased payroll and related benefit expenses at Georgetown and Deer Creek Apartments and reduced utility expenses at Deer Creek Apartments partially offset by increased payroll and related benefits at Landmark Apartments. Management fees decreased at Georgetown and Landmark Apartments due to reduced rental revenue partially offset by an increase in management fees at Deer Creek Apartments due to increased rental revenue. Property tax expense decreased during the year ended December 31, 2002 due to the 2000 reassessment of Deer Creek Apartments which increased the 2001 taxes at Deer Creek Apartments. The loss on early extinguishment of debt during the year ended December 31, 2001 relates to the refinancing of the mortgage encumbering Deer Creek Apartments in June 2001 as discussed in "Liquidity and Capital Resources".

The decrease in total revenues for the year ended December 31, 2002 is due to a decrease in rental income and a decrease in casualty gain partially offset by an increase in other income. The decrease in rental income is due to a decrease in average rental rates at Landmark and Georgetown Apartments and a decrease in occupancy at Landmark Apartments, partially offset by increased average rental rates and short term lease fees at Deer Creek Apartments and decreased rental concessions and monthly resident discounts at Landmark Apartments. The casualty gain recognized in 2001 relates to casualties during 2001 at Georgetown and Landmark Apartments as discussed below. The increase in other income during the year ended December 31, 2002 is primarily due to an increase in net utility reimbursements at Deer Creek Apartments, nonrefundable administrative fees at Deer Creek and Landmark Apartments and cleaning and damage fees and lease cancellation fees at Deer Creek Apartments partially offset by reduced interest income at all of the Partnership's properties due to lower interest rates on the cash balances maintained in interest bearing accounts.

During the year ended December 31, 2001, a casualty gain was recorded at Georgetown Apartments. The casualty gain related to ice damage in January 2001. The gain was the result of insurance proceeds of approximately $28,000 less the net book value of the damaged property of approximately $3,000.

During the year ended December 31, 2001, two casualty gains were recorded at Landmark Apartments. One casualty gain related to a fire in January 2001. This gain was the result of insurance proceeds of approximately $26,000 less the net book value of the damaged property of approximately $3,000. The other casualty gain related to a fire in March 2001. This gain was the result of insurance proceeds of approximately $22,000 less the net book value of the damaged property of approximately $2,000.

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

Liquidity and Capital Resources

At December 31, 2002, the Partnership had cash and cash equivalents of approximately $669,000 compared to approximately $150,000 at December 31, 2001. The increase in cash and cash equivalents of approximately $519,000 since December 31, 2001 is due to approximately $2,184,000 of cash provided by operating activities partially offset by approximately $1,079,000 of cash used in financing activities and approximately $586,000 of cash used in investing activities. Cash used in financing activities consisted of distributions to the partners, payments of principal made on the mortgages encumbering the Partnership's properties and repayment of advances from affiliates partially offset by advances from affiliates. Cash used in investing activities consisted of property improvements and replacements and deposits to restricted escrow accounts maintained by the mortgage lenders. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year and currently expects to budget approximately $234,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

On June 27, 2001, the Partnership refinanced the mortgage encumbering Deer Creek Apartments. The refinancing replaced indebtedness of approximately $5,985,000 with a new mortgage of $13,750,000. The new mortgage carries a stated interest rate of 7.43% as compared to the 7.33% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on July 1, 2021. Total capitalized loan costs were approximately $406,000 for the year ended December 31, 2001. These costs included $138,000 in fees paid to the
Managing General Partner during the year ended December 31, 2001. The Partnership recognized a loss on the early extinguishment of debt of approximately $57,000 during the year ended December 31, 2001 due to the write-off of unamortized loan costs.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishments of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. SFAS 145 is effective for fiscal years beginning after May 15, 2002 with early adoption an option. The Partnership adopted SFAS 145 effective April 1, 2002. As a result, the accompanying consolidated statement of operations for the year ended December 31, 2001 has been restated to reflect the loss on early extinguishment of debt at Deer Creek Apartments due to its refinancing in June 2001 in interest expense rather than as an extraordinary item.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Deer Creek Apartments of approximately $13,302,000 is amortized over 20 years and matures on July 1, 2021 at which time it is scheduled to be fully amortized. The mortgage indebtedness encumbering Georgetown Apartments and Landmark Apartments of approximately $11,166,000, net of discount, is amortized over periods ranging from 29 to 30 years with balloon payments of approximately $11,033,000 due in 2003. The Managing General Partner will attempt to refinance the mortgages encumbering Georgetown Apartments and Landmark Apartments and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the years ended December 31, 2002 and 2001 (in thousands, except per unit data):


                            Year          Per Limited           Year          Per Limited
                           Ended          Partnership          Ended          Partnership
                     December 31, 2002        Unit       December 31, 2001       Unit

Operations                 $ 517             $ 5.13            $1,302           $12.92
Refinancing                    0                  0             7,378 (1)        73.20
                           $ 517             $ 5.13            $8,680           $86.12


(1)  Distribution  of  refinancing  proceeds from Deer Creek  Apartments in June
2001.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures, to permit any distributions to its partners in 2003 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 61,754 limited partnership units (the "Units") in the Partnership representing 61.89% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 61.89% of the outstanding units, AIMCO is in a position to control all voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note A - Organization and Significant Accounting Policies" which is included in the consolidated financial statements in "Item 7. Financial Statements". The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all balances outstanding over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

Item 7.     Financial Statements

ANGELES INCOME PROPERTIES, LTD. II

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2002

      Consolidated Statements of Operations - Years ended December 31, 2002 and
        2001

      Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2002 and 2001

      Consolidated Statements of Cash Flows - Years ended December 31, 2002 and
        2001

      Notes to Consolidated Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Angeles Income Properties, Ltd. II


We have audited the accompanying consolidated balance sheet of Angeles Income Properties, Ltd. II as of December 31, 2002, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Income Properties, Ltd. II at December 31, 2002, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note A to the consolidated financial statements, in 2002 the Partnership adopted Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64." As a result, the accompanying consolidated financial statements for 2001, referred to above, have been restated to conform to the presentation adopted in 2002 in accordance with accounting principles generally accepted in the United States.

                                                            /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 14, 2003

                         ANGELES INCOME PROPERTIES, LTD. II

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2002


Assets
   Cash and cash equivalents                                                 $ 669
   Receivables and deposits                                                      309
   Restricted escrows                                                            148
   Other assets                                                                  514
   Investment properties (Notes B and E):
      Land                                                    $ 1,984
      Buildings and related personal property                   33,386
                                                                35,370
      Less accumulated depreciation                            (28,025)        7,345
                                                                            $ 8,985
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 53
   Tenant security deposit liabilities                                           236
   Accrued property taxes                                                        143
   Other liabilities                                                             264
   Due to affiliates (Note D)                                                    105
   Mortgage notes payable (Note B)                                            24,468

Partners' Deficit
   General partners                                            $ (601)
   Limited partners (99,784 units issued and
      outstanding)                                             (15,683)      (16,284)
                                                                            $ 8,985


            See Accompanying Notes to Consolidated Financial Statements

                         ANGELES INCOME PROPERTIES, LTD. II

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)


                                                                           Years Ended
                                                                           December 31,
                                                                       2002           2001
                                                                                   (Restated)
Revenues:
  Rental income                                                      $ 6,694         $ 6,764
  Other income                                                           511             435
  Casualty gain (Note F)                                                  --              68
        Total revenues                                                 7,205           7,267

Expenses:
  Operating                                                            2,157           2,275
  General and administrative                                             461             297
  Depreciation                                                         1,908           1,833
  Interest                                                             1,937           1,687
  Property taxes                                                         684             767
  Loss on early extinguishment of debt (Note B)                           --              57
        Total expenses                                                 7,147           6,916

 Net income                                                            $ 58           $ 351

Net income allocated to general
  partners (1%)                                                        $ 1             $ 4
Net income allocated to limited
  partners (99%)                                                          57             347

                                                                       $ 58           $ 351

Net income per limited partnership unit                               $ .57          $ 3.48

Distributions per limited partnership unit                            $ 5.13         $ 86.12

            See Accompanying Notes to Consolidated Financial Statements

                         ANGELES INCOME PROPERTIES, LTD. II

              CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)



                                        Limited
                                       Partnership    General     Limited
                                          Units       Partners   Partners      Total

Original capital contributions           100,000        $ 1      $ 50,000     $ 50,001

Partners' deficit at
  December 31, 2000                       99,784       $ (514)   $ (6,982)    $ (7,496)

Distributions to partners                     --          (87)     (8,593)      (8,680)

Net income for the year ended
  December 31, 2001                           --            4         347          351

Partners' deficit at
  December 31, 2001                       99,784         (597)    (15,228)     (15,825)

Distributions to partners                     --           (5)       (512)        (517)

Net income for the year ended
  December 31, 2002                           --            1          57           58

Partners' deficit at
  December 31, 2002                       99,784       $ (601)   $(15,683)    $(16,284)

            See Accompanying Notes to Consolidated Financial Statements

                         ANGELES INCOME PROPERTIES, LTD. II

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                       Years Ended
                                                                      December 31,
                                                                    2002         2001
Cash flows from operating activities:
  Net income                                                         $ 58        $ 351
  Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation                                                   1,908        1,833
      Amortization of mortgage discounts and loan costs                 81           80
      Loss on early extinguishment of debt                              --           57
      Casualty gain                                                     --          (68)
      Change in accounts:
        Receivables and deposits                                        84          (65)
        Other assets                                                   (39)         (27)
        Accounts payable                                               (39)         (12)
        Tenant security deposit liabilities                            (22)         (32)
        Accrued property taxes                                          10           20
        Due to affiliates                                              103          (79)
        Other liabilities                                               40          (72)
          Net cash provided by operating activities                  2,184        1,986

Cash flows from investing activities:
  Property improvements and replacements                              (560)      (1,287)
  Net (deposits to) withdrawals from restricted escrows                (26)          21
  Insurance proceeds received                                           --           76
          Net cash used in investing activities                       (586)      (1,190)

Cash flows from financing activities:
  Payments on mortgage notes payable                                  (515)        (347)
  Proceeds from mortgage note payable                                   --       13,750
  Repayment of mortgage note payable                                    --       (5,985)
  Advances from affiliate                                               65           47
  Repayment of advances from affiliate                                (112)          --
  Loan costs paid                                                       --         (406)
  Distributions to partners                                           (517)      (8,680)
          Net cash used in financing activities                     (1,079)      (1,621)

Net increase (decrease) in cash and cash equivalents                   519         (825)

Cash and cash equivalents at beginning of year                         150          975

Cash and cash equivalents at end of year                            $ 669        $ 150

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 1,939      $ 1,561

Supplemental disclosure of non-cash activity:
  Property improvement and replacements included in
    accounts payable                                                $ --         $ 59

            See Accompanying Notes to Consolidated Financial Statements

                         ANGELES INCOME PROPERTIES, LTD. II

                     Notes to Consolidated Financial Statements

                                December 31, 2002


Note A - Organization and Significant Accounting Policies

Organization: Angeles Income Properties, Ltd. II (the "Partnership" or "Registrant") is a California limited partnership organized on October 12, 1982 to acquire and operate residential and commercial real estate properties. The Partnership's managing general partner responsible for management of the Partnership's business, is Angeles Realty Corporation II ("ARC II"). ARC II was wholly-owned by MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"). Effective February 26, 1999, IPT was merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. Thus, the Managing General Partner is now wholly-owned by AIMCO. The Elliott Accommodation Trust and the Elliott Family Partnership, Ltd., California limited partnerships, were the non-managing general partners. Effective December 31, 1997 the Elliott Family Partnership, Ltd. acquired the Elliott Accommodation Trust's general partner interest in the Registrant. Effective July 18, 2000, AIMCO Properties, L.P. (an affiliate of AIMCO) acquired the Elliott Family Partnership, Ltd.'s general partner interest in the Registrant. The Managing General Partner and the non-managing general partner are herein collectively referred to as the "General Partners". The director and officers of the Managing General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2037 unless terminated prior to such date. As of December 31, 2002, the Partnership operates three residential properties located one each in New Jersey, Indiana and North Carolina.

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

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $667,000 at December 31, 2002 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits: The Partnership requires security deposits from all apartment lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates the apartment provided the tenant has not damaged the space and is current on rental payments.

Investment Properties: Investment properties consist of three apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of investment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were necessary for the years ending December 31, 2002 or 2001.

During 2001, AIMCO, an affiliate of the Managing General Partner, commissioned a project to study process improvement ideas to reduce operating costs. The result of the study led to a re-engineering of business processes and eventual redeployment of personnel and related capital spending. The implementation of these plans during 2002, accounted for as a change in accounting estimate, resulted in a refinement of the Partnership's process for capitalizing certain direct and indirect project costs (principally payroll related costs) and increased capitalization of such costs by approximately $65,000 in 2002 compared to 2001.

Loan Costs: At December 31, 2002, Loan costs of approximately $792,000 less accumulated amortization of approximately $424,000 are included in other assets on the consolidated balance sheet and are being amortized on the straight-line method for Georgetown and Landmark Apartments and the accelerated method for Deer Creek Apartments over the lives of the related loans. Amortization expense of approximately $76,000 is included in interest expense in the accompanying consolidated statements of operations for the year ended December 31, 2002. Amortization expense is expected to be approximately $70,000 for 2003, $30,000 for 2004 and 2005, and $28,000 for 2006 and 2007.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases and the Partnership fully reserves all balances outstanding over thirty days. In addition, the Managing General Partner's policy is to offer rental concessions during periods of declining occupancy or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The fair value of the Partnership's long term debt at December 31, 2002, after discounting the scheduled loan payments to maturity, at the Partnership's incremental borrowing rate is approximately $14,678,000. Georgetown and Landmark's mortgages are considered short term due to maturity dates in 2003, so they are not included in this fair value calculation.

Restricted Escrows:

      Reserve Account - A general Reserve Account is maintained for Georgetown Apartments. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out-of-pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership is required to deposit net operating income (as defined in the mortgage note) from the property to the reserve account until the reserve account equals a minimum of $200 and a maximum of $400 per apartment unit, for a total of approximately $40,000 to $80,000. At December 31, 2002, the balance was approximately $81,000, which includes interest earned on these funds.

      Replacement Reserve - A replacement reserve account is maintained for Landmark Apartments. The property has a required monthly payment into its account to cover the costs of capital improvements and replacements. The balance of this account at December 31, 2002, is approximately $67,000 which includes interest.

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

Advertising: The Partnership expenses the cost of advertising as incurred. Advertising costs of approximately $68,000 and $62,000 for the years ended December 31, 2002 and 2001, respectively, were charged to operating expense.

Recent Accounting Pronouncements:

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Partnership adopted SFAS 144 effective January 1, 2002. Its adoption did not have any effect on the financial position or results of operations of the Partnership.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishments of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishments of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. SFAS 145 is effective for fiscal years beginning after May 15, 2002 with early adoption an option. The Partnership adopted SFAS 145 effective April 1, 2002. As a result, the accompanying consolidated statement of operations for the year ended December 31, 2001 has been restated to reflect the loss on early extinguishment of debt at Deer Creek Apartments due to its refinancing in June 2001, (see "Note B") in operations rather than as an extraordinary item.

Note B - Mortgage Notes Payable


                           Principal     Monthly                            Principal
                          Balance At     Payment     Stated                  Balance
                         December 31,   Including   Interest   Maturity      Due At
Property                     2002       Interest      Rate       Date       Maturity
                              (in thousands)                             (in thousands)
Deer Creek Apartments
  1st mortgage              $13,302       $ 110      7.43%     07/2021        $ --

Georgetown Apartments
  1st mortgage                4,889          41      7.83%     10/2003         4,806
  2nd mortgage                  173           1      7.83%     10/2003           173

Landmark Apartments
  1st mortgage                6,136          45      7.33%     11/2003         6,054
                             24,500       $ 197                              $11,033
Less unamortized
  discounts                     (32)
                            $24,468

On June 27, 2001, the Partnership refinanced the mortgage encumbering Deer Creek Apartments. The refinancing replaced indebtedness of approximately $5,985,000 with a new mortgage of $13,750,000. The new mortgage carries a stated interest rate of 7.43% as compared to the 7.33% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures in July 2021. Total capitalized loan costs were approximately $406,000 for the year ended December 31, 2001. These costs included $138,000 in fees paid to the
Managing General Partner during the year ended December 31, 2001. The Partnership recognized a loss on the early extinguishment of debt of approximately $57,000 due to the write-off of unamortized loan costs.

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

Scheduled principal payments of mortgage notes payable subsequent to December 31, 2002, are as follows (in thousands):

                                   2003        $11,543
                                   2004            372
                                   2005            401
                                   2006            431
                                   2007            465
                                Thereafter      11,288
                                               $24,500

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                          2002          2001

Net income as reported                    $ 58         $ 351
Add (deduct):
  Depreciation differences                 1,098        1,109
  Unearned income                            100          (68)
  Accrued audit                              (10)          (4)
  Other                                     (279)         (23)

Federal taxable income                    $ 967       $ 1,365

Federal taxable income per limited
  partnership unit                       $ 9.59       $ 13.54

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

Net liabilities as reported                   $(16,284)
Land and buildings                               2,408
Accumulated depreciation                        (1,001)
Syndication and distribution costs               6,148
Unearned income                                    168
Other                                             (180)
Net liabilities - Federal tax basis           $ (8,741)


Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the years ended December 31, 2002 and 2001, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties for providing property management services. The Registrant paid to such affiliates approximately $364,000 and $386,000 for the years ended December 31, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of accounting and administrative expenses amounting to approximately $196,000 and $387,000 for the years ended December 31, 2002 and 2001, respectively, which are included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $28,000 and $205,000 for the years ended December 31, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment properties.

The Partnership Agreement provides for a fee equal to 10% of "Net cash flow from operations," as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. During the year ended December 31, 2002, the Managing General Partner earned fees of approximately $105,000 which are accrued and are included in "Due to affiliates" on the accompanying consolidated balance sheet. No such fee was earned for the year ended December 31, 2001.

In accordance with the Partnership Agreement, the Managing General Partner loaned the Partnership funds for operating expenses at Landmark Apartments. At December 31, 2001 the amount of the outstanding loan and accrued interest was approximately $47,000. During the year ended December 31, 2002, the Managing General Partner loaned the Partnership approximately $65,000 for operating expenses at Deer Creek Apartments. During the year ended December 31, 2002, these loans were repaid in full by the Partnership. Interest was charged at the prime rate plus 2%. Interest expense was less than $1,000 for the year ended December 31, 2002 and approximately $1,000 for the year ended December 31, 2001.

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

In addition to reimbursement for services of affiliates, the Partnership paid approximately $138,000 for loan costs related to the refinance of Deer Creek Apartments during the year ended December 31, 2001. These costs were capitalized and are included in other assets on the consolidated balance sheet.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $104,000 and $69,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 61,754 limited partnership units (the "Units") in the Partnership representing 61.89% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 61.89% of the outstanding units, AIMCO is in a position to control all voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Note E - Investment Properties and Accumulated Depreciation


                                                   Initial Cost
                                                  To Partnership
                                                  (in thousands)
                                                          Buildings         Cost
                                                         and Related     Capitalized
                                                           Personal     Subsequent to
Description                 Encumbrances       Land        Property      Acquisition
                           (in thousands)                              (in thousands)

Deer Creek Apartments          $13,302         $ 953       $ 8,863         $ 4,070
Georgetown Apartments            5,062            293        6,545           1,563
Landmark Apartments              6,136            738        9,885           2,460
Totals                         $24,500        $ 1,984      $25,293         $ 8,093

                          Gross Amount At Which Carried
                              At December 31, 2002
                                 (in thousands)

                                  Buildings
                                 And Related
                                   Personal               Accumulated     Date    Depreciable
      Description         Land     Property     Total     Depreciation  Acquired     Life
                                                         (in thousands)
Deer Creek               $ 953     $12,933     $13,886      $ 9,720     09/28/83   5-30 yrs
Georgetown                  293      8,108       8,401        7,013     11/21/83   5-30 yrs
Landmark                    738     12,345      13,083       11,292     12/16/83   5-30 yrs

Totals                   $1,984    $33,386     $35,370      $28,025

Reconciliation of "investment properties and accumulated depreciation":

                                                Years Ended December 31,
                                                  2002            2001
                                                     (in thousands)
Investment Properties
Balance at beginning of year                    $34,869          $33,734
   Property improvements                            501            1,196
   Write-offs due to casualties                      --              (61)
Balance at end of year                          $35,370          $34,869

Accumulated Depreciation
Balance at beginning of year                    $26,117          $24,337
   Additions charged to expense                   1,908            1,833
   Write-offs due to casualties                      --              (53)
Balance at end of year                          $28,025          $26,117

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2002 and 2001, is approximately $37,778,000 and $37,282,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2002 and 2001, is approximately $29,026,000 and $28,216,000, respectively.

Note F - Casualties

During the year ended December 31, 2001, a casualty gain was recorded at Georgetown Apartments. The casualty gain related to ice damage in January 2001. The gain was the result of insurance proceeds of approximately $28,000 less the net book value of the damaged property of approximately $3,000.

During the year ended December 31, 2001, two casualty gains were recorded at Landmark Apartments. One casualty gain related to a fire in January 2001. This gain was the result of insurance proceeds of approximately $26,000 less the net book value of the damaged property of approximately $3,000. The other casualty gain related to a fire in March 2001. This gain was the result of insurance proceeds of approximately $22,000 less the net book value of the damaged property of approximately $2,000.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. The Court has scheduled the hearing on preliminary approval for April 4, 2003 and the hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. If the Court grants preliminary approval of the proposed settlement in April, a notice will be distributed to partners providing detail on the terms of the proposed settlement.

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

Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 8. Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosures

            None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The names of the director and executive officers of Angeles Realty Corporation II ("ARC II" or Managing General Partner), the Managing General Partner of Angeles Income Properties, Ltd. II (the "Partnership" or "Registrant") as of
December 31, 2002, their ages and the nature of all positions with ARC II presently held by them are as follows:

Name                         Age   Position

Patrick J. Foye              45    Executive Vice President and Director

Paul J. McAuliffe            46    Executive Vice President and Chief
                                     Financial Officer

Thomas C. Novosel            44    Senior Vice President and Chief Accounting
                                     Officer

Patrick J. Foye has been Executive Vice President and Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998, where he is responsible for continuous improvement, acquisitions of partnership securities, consolidation of minority interests, and corporate and other acquisitions. Prior to joining AIMCO, Mr. Foye was a Merger and Acquisitions Partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Managing General Partner since April 1, 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and Chief Financial Officer of AIMCO since October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas C. Novosel has been Senior Vice President and Chief Accounting Officer of the Managing General Partner since April 1, 2002. Mr. Novosel has served as Senior Vice President and Chief Accounting Officer of AIMCO since April 2000. From October 1993 until he joined AIMCO, Mr. Novosel was a partner at Ernst & Young LLP, where he served as the director of real estate advisory services for the southern Ohio Valley area offices but did not work on any assignments related to AIMCO or the Partnership.

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

The executive officers and director of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2002 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2003. Fees for 2002 were audit services of approximately $43,000 and non-audit services (principally tax-related) of approximately $20,000.

Item 10.    Executive Compensation

No remuneration was paid by the Partnership to any officer or director of the Managing General Partner during the year ended December 31, 2002.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2002.

         Entity                             Number of Units    Percentage

         Cooper River Properties, LLC
          (an affiliate of AIMCO)                5,864            5.88%
         Insignia Properties, LP
          (an affiliate of AIMCO)                3,990            4.00%
         Broad River Properties, LLC
          (an affiliate of AIMCO)                8,908            8.92%
         AIMCO Properties, LP
          (an affiliate of AIMCO)               42,992           43.09%

Cooper  River  Properties,   LLC,  Insignia  Properties,  LP,  and  Broad  River
Properties, LLC are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties, LP is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

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

During the years ended December 31, 2002 and 2001, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties for providing property management services. The Registrant paid to such affiliates approximately $364,000 and $386,000 for the years ended December 31, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of accounting and administrative expenses amounting to approximately $196,000 and $387,000 for the years ended December 31, 2002 and 2001, respectively, which are included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $28,000 and $205,000 for the years ended December 31, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment properties.

The Partnership Agreement provides for a fee equal to 10% of "Net cash flow from operations," as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. During the year ended December 31, 2002, the Managing General Partner earned fees of approximately $105,000 which are accrued and are included in "Due to affiliates" on the accompanying consolidated balance sheet. No such fee was earned for the year ended December 31, 2001.

In accordance with the Partnership Agreement, the Managing General Partner loaned the Partnership funds for operating expenses at Landmark Apartments. At December 31, 2001 the amount of the outstanding loan and accrued interest was approximately $47,000. During the year ended December 31, 2002, the Managing General Partner loaned the Partnership approximately $65,000 for operating expenses at Deer Creek Apartments. During the year ended December 31, 2002, these loans were repaid in full by the Partnership. Interest was charged at the prime rate plus 2%. Interest expense was less than $1,000 for the year ended December 31, 2002 and approximately $1,000 for the year ended December 31, 2001.

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

In addition to reimbursement for services of affiliates, the Partnership paid approximately $138,000 for loan costs related to the refinance of Deer Creek Apartments during the year ended December 31, 2001. These costs were capitalized and are included in other assets on the consolidated balance sheet.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $104,000 and $69,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 61,754 limited partnership units (the "Units") in the Partnership representing 61.89% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 61.89% of the outstanding units, AIMCO is in a position to control all voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

                                     PART IV


Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            See Exhibit Index attached.

      (b) Reports on Form 8-K filed during the quarter ended December 31, 2002.

            None

Item 14.    Controls and Procedures

The principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this annual report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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


                                    Date: March 31, 2003


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.


/s/Patrick J. Foye      Executive Vice President      Date: March 31, 2003
Patrick J. Foye         and Director


/s/Thomas C. Novosel    Senior Vice President         Date: March 31, 2003
Thomas C. Novosel       and Chief Accounting Officer

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this annual report on Form 10-KSB of Angeles Income Properties, Ltd. II;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 31, 2003

                                    /s/Patrick J. Foye
                                 Patrick J. Foye
                                    Executive  Vice  President of Angeles Realty
                                    Corporation  II,  equivalent  of  the  chief
                                    executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this annual report on Form 10-KSB of Angeles Income Properties, Ltd. II;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 31, 2003

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

99   Certification of Chief Executive Officer and Chief Financial Officer.

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Angeles Income Properties, Ltd. II (the "Partnership"), for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  March 31, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  March 31, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.