Form 10QSB
period 2003-03-31
ANGELES INCOME PROPERTIES LTD II
filed 2003-05-15
CIK 711642

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   Form 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                   For the quarterly period ended March 31, 2003


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                For the transition period from _________to _________

                         Commission file number 0-11767


                         ANGELES INCOME PROPERTIES, LTD. II
               (Exact name of registrant as specified in its charter)



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

                         PART I - FINANCIAL INFORMATION



ITEM 1.     FINANCIAL STATEMENTS




                         ANGELES INCOME PROPERTIES, LTD. II

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 2003


Assets
   Cash and cash equivalents                                                 $   810
   Receivables and deposits                                                      266
   Restricted escrows                                                            104
   Other assets                                                                  518
   Investment properties:
      Land                                                    $ 1,984
      Buildings and related personal property                   33,528
                                                                35,512
      Less accumulated depreciation                            (28,501)        7,011
                                                                            $ 8,709

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 91
   Tenant security deposit liabilities                                           254
   Accrued property taxes                                                        230
   Other liabilities                                                             379
   Due to affiliates                                                             140
   Mortgage notes payable                                                     24,331

Partners' Deficit
   General partners                                            $ (605)
   Limited partners (99,784 units issued and
      outstanding)                                             (16,111)      (16,716)
                                                                            $ 8,709

            See Accompanying Notes to Consolidated Financial Statements


                         ANGELES INCOME PROPERTIES, LTD. II

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                              Three Months Ended
                                                                   March 31,
                                                               2003          2002
Revenues:
  Rental income                                               $1,504        $1,692
  Other income                                                    97           154
      Total revenues                                           1,601         1,846

Expenses:
  Operating                                                      597           540
  General and administrative                                      93           113
  Depreciation                                                   476           484
  Interest                                                       474           487
  Property taxes                                                 185           167
      Total expenses                                           1,825         1,791

Net (loss) income                                             $ (224)        $ 55

Net (loss) income allocated to general partners                $ (2)          $ 1

Net (loss) income allocated to limited partners                 (222)           54

                                                              $ (224)        $ 55

Net (loss) income per limited partnership unit                $(2.22)       $ 0.54

Distributions per limited partnership unit                    $ 2.06         $ --

            See Accompanying Notes to Consolidated Financial Statements


                         ANGELES INCOME PROPERTIES, LTD. II

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners      Total

Original capital contributions         100,000         $ 1       $ 50,000     $ 50,001

Partners' deficit at
   December 31, 2002                    99,784        $ (601)    $(15,683)    $(16,284)

Distributions to partners                   --            (2)        (206)        (208)

Net loss for the three months
   ended March 31, 2003                     --            (2)        (222)        (224)

Partners' deficit at
   March 31, 2003                       99,784        $ (605)    $(16,111)    $(16,716)

            See Accompanying Notes to Consolidated Financial Statements


                         ANGELES INCOME PROPERTIES, LTD. II

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Three Months Ended
                                                                       March 31,
                                                                   2003        2002
Cash flows from operating activities:
  Net (loss) income                                              $ (224)      $ 55
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Depreciation                                                   476          484
     Amortization of mortgage discounts and loan costs               17           19
     Change in accounts:
      Receivables and deposits                                       43           97
      Other assets                                                  (23)        (132)
      Accounts payable                                               38          (19)
      Tenant security deposit liabilities                            18           (8)
      Accrued property taxes                                         87           69
      Due to affiliates                                              35           33
      Other liabilities                                             115          111
          Net cash provided by operating activities                 582          709

Cash flows from investing activities:
  Property improvements and replacements                           (142)        (262)
  Net withdrawals from restricted escrows                            44           34
          Net cash used in investing activities                     (98)        (228)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (135)        (125)
  Repayment of advances from affiliates                              --          (47)
  Distributions to partners                                        (208)          (9)
          Net cash used in financing activities                    (343)        (181)

Net increase in cash and cash equivalents                           141          300

Cash and cash equivalents at beginning of period                    669          150

Cash and cash equivalents at end of period                       $ 810        $ 450

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 375        $ 467


            See Accompanying Notes to Consolidated Financial Statements


                         ANGELES INCOME PROPERTIES, LTD. II

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Income Properties, Ltd. II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), which is wholly-owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the three months ended March 31, 2003 and 2002, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates approximately $81,000 and $92,000 for the three months ended March 31, 2003 and 2002, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $47,000 and $66,000 for the three months ended March 31, 2003 and 2002, respectively, which is included in general and administrative expenses.

The Partnership Agreement provides for a fee equal to 10% of "Net cash flow from operations," as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. Fees of approximately $35,000 were earned by the Managing General Partner for both the three months ended March 31, 2003 and 2002. At March 31, 2003 the balance due to the Managing General Partner for these fees is approximately $140,000 which is included in "Due to affiliates" on the accompanying consolidated balance sheet.

In accordance with the Partnership Agreement, during 2001 the Managing General Partner loaned the Partnership funds for operating expenses at Landmark Apartments. During the three months ended March 31, 2002 this loan was repaid in full by the Partnership. Interest was charged at the prime rate plus 2%. Interest expense was approximately $1,000 for the three months ended March 31, 2002. There were no loans from the Managing General Partner or associated interest expense during the three months ended March 31, 2003.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During 2003 and 2002, the Partnership's cost for insurance coverage and fees associated with policy claims administration provided by AIMCO and its affiliates will be approximately $86,000 and $104,000, respectively.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. On April 4, 2003, the Court preliminarily approved the settlement and scheduled a hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for both of the three months ended March 31, 2003 and 2002:

                                         Average Occupancy
Property                                 2003        2002

Deer Creek Apartments                     93%         93%
   Plainsboro, New Jersey
Georgetown Apartments                     94%         95%
   South Bend, Indiana
Landmark Apartments                       82%         92%
   Raleigh, North Carolina

The Managing General Partner attributes the decrease in occupancy at Landmark Apartments to increased layoffs, lower mortgage rates, and a slow rental market.

Results of Operations

The Partnership's net loss for the three months ended March 31, 2003, was approximately $224,000 compared to a net income of approximately $55,000 for the three months ended March 31, 2002. The decrease in net income for the three months ended March 31, 2003 was due to a decrease in total revenues and an increase in total expenses.

Total revenues decreased for the three months ended March 31, 2003 due to a decrease in rental income and other income. Rental income decreased due to a decrease in average rental rates at all of the Partnership's properties, a decrease in occupancy primarily at Landmark Apartments, and increased concessions and bad debt expenses at Landmark and Deer Creek Apartments. Other income decreased primarily due to decreases in utility reimbursements and lease cancellation fees at Deer Creek Apartments.

Total expenses increased for the three months ended March 31, 2003 primarily due to increases in operating and property tax expenses partially offset by a decrease in general and administrative expenses. Operating expenses increased primarily due to an increase in maintenance expense partially offset by a decrease in administrative expense. Maintenance expense increased primarily due to an increase in snow removal costs at Deer Creek Apartments and a decrease in capitalization of certain direct and indirect project costs, primarily payroll related costs at all of the Partnership's properties. Administrative expense decreased primarily due to a decrease in ad valorem tax service expense at Deer Creek Apartments. Property tax expenses increased at Georgetown Apartments which is located in Indiana. During 2003, Indiana is adjusting its methodology for assessing property taxable values and tax rates, which is expected to result in a significant increase in property tax expense. General and administrative expenses decreased primarily due to reduced costs of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement and a decrease in professional fees associated with the administration of the Partnership. Also included in general and administrative expenses for the three months ended March 31, 2003 and 2002 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At March 31, 2003, the Partnership had cash and cash equivalents of approximately $810,000 compared to approximately $450,000 at March 31, 2002. The increase in cash and cash equivalents of approximately $141,000 since December 31, 2002 is due to approximately $582,000 of cash provided by operating activities partially offset by approximately $343,000 of cash used in financing activities and approximately $98,000 of cash used in investing activities. Cash used in financing activities consisted of distributions to the partners and payments of principal made on the mortgages encumbering the Partnership's properties. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrow accounts maintained by the mortgage lenders. The Partnership invests its working capital reserves in interest bearing accounts.

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

Georgetown Apartments

During the three months ended March 31, 2003, the Partnership completed approximately $5,000 of capital improvements at Georgetown Apartments, consisting primarily of floor covering and window replacements. These improvements were funded from the property's operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $79,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of appliance and floor covering replacement, parking lot upgrades and other building improvements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Deer Creek Apartments

During the three months ended March 31, 2003, the Partnership completed approximately $92,000 of capital improvements at Deer Creek Apartments, consisting primarily of floor covering replacements, water heater upgrades and structural improvements. These improvements were funded from the property's operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $134,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of appliance and floor covering replacement, air conditioning upgrades, roofing replacements, swimming pool improvements and structural improvements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Landmark Apartments

During the three months ended March 31, 2003, the Partnership completed approximately $45,000 of capital improvements at Landmark Apartments, consisting primarily of floor covering and wall covering replacements and plumbing upgrades. These improvements were funded from the property's operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $131,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering, HVAC and roofing replacements, exterior painting, and other building improvements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Deer Creek Apartments of approximately $13,219,000 is amortized over 20 years and matures on July 1, 2021 at which time it is scheduled to be fully amortized. The mortgage indebtedness encumbering Georgetown and Landmark Apartments of approximately $11,112,000, net of discount, is amortized over periods ranging from 29 to 30 years with balloon payments of approximately $11,033,000 due in October and November 2003. The
Managing General Partner intends to refinance the mortgages encumbering Georgetown and Landmark Apartments and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the three months ended March 31, 2003 and 2002 (in thousands, except per unit data):

                      Three Months      Per Limited      Three Months      Per Limited
                          Ended         Partnership         Ended          Partnership
                     March 31, 2003        Unit         March 31, 2002        Unit


Operations                $ 208           $ 2.06             $ --             $ --

Future cash distributions will depend on the levels of cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit additional distributions to its partners during the remainder of 2003 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 61,754 limited partnership units (the "Units") in the Partnership representing 61.89% of the outstanding Units at March 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 61.89% of the outstanding units, AIMCO is in a position to control all voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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


ITEM 4.     LEGAL PROCEEDINGS

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. On April 4, 2003, the Court preliminarily approved the settlement and scheduled a hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

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

ITEM 5.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

                  Exhibit 3.1, Amendment Agreement of Limited Partnership of the Partnership dated October 12, 1982 filed on Form 10K dated November 30, 1983, incorporated herein by reference.

                  Exhibit 99, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports  on Form 8-K filed  during the  quarter  ended  March 31,
               2003:

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


                                    Date: May 15, 2003

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


Date:  May 15, 2003

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


Date:  May 15, 2003

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

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Angeles Income Properties, Ltd. II (the "Partnership"), for the quarterly period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  May 15, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  May 15, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.