Form 10QSB
period 2003-06-30
ANGELES INCOME PROPERTIES LTD II
filed 2003-08-14
CIK 711642

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   Form 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                    For the quarterly period ended June 30, 2003


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

                         PART I - FINANCIAL INFORMATION



ITEM 1.     FINANCIAL STATEMENTS




                         ANGELES INCOME PROPERTIES, LTD. II

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 2003


Assets
   Cash and cash equivalents                                                 $   397
   Receivables and deposits                                                      424
   Restricted escrows                                                             43
   Other assets                                                                  717
   Investment properties:
      Land                                                    $ 1,984
      Buildings and related personal property                   33,627
                                                                35,611
      Less accumulated depreciation                            (28,982)        6,629
                                                                            $ 8,210

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 25
   Tenant security deposit liabilities                                           254
   Accrued property taxes                                                        178
   Other liabilities                                                             298
   Due to affiliates                                                             110
   Mortgage notes payable                                                     25,383

Partners' Deficit
   General partners                                            $ (618)
   Limited partners (99,804 units issued and
      outstanding)                                             (17,420)      (18,038)
                                                                            $ 8,210

            See Accompanying Notes to Consolidated Financial Statements


                         ANGELES INCOME PROPERTIES, LTD. II

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                                Three Months Ended       Six Months Ended
                                                     June 30,                June 30,
                                                 2003        2002        2003        2002
Revenues:
  Rental income                                 $ 1,555     $ 1,737     $ 3,059     $ 3,429
  Other income                                      115         117         212         271
        Total revenues                            1,670       1,854       3,271       3,700

Expenses:
  Operating                                         486         549       1,083       1,089
  General and administrative                         86          74         179         187
  Depreciation                                      481         485         957         969
  Interest                                          459         493         933         980
  Property taxes                                    189         170         374         337
  Loss on early extinguishment of debt
    (Note C)                                         58          --          58          --
        Total expenses                            1,759       1,771       3,584       3,562

 Net (loss) income                               $ (89)      $ 83       $ (313)      $ 138

Net (loss) income allocated to general
  partners                                       $ (1)        $ 1        $ (3)        $ 1
Net (loss) income allocated to limited
  partners                                          (88)         82        (310)        137

                                                 $ (89)      $ 83       $ (313)      $ 138

Net (loss) income per limited partnership
  unit                                          $ (0.88)    $ 0.82      $ (3.10)    $ 1.37

Distributions per limited partnership unit      $ 12.24     $ 1.90      $ 14.30     $ 1.90

            See Accompanying Notes to Consolidated Financial Statements


                         ANGELES INCOME PROPERTIES, LTD. II

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)

                                     Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners      Total

Original capital contributions         100,000         $ 1       $ 50,000     $ 50,001

Partners' deficit at
   December 31, 2002                    99,784        $ (601)    $(15,683)    $(16,284)

Distributions to partners                   --           (14)      (1,427)      (1,441)

Units recorded as abandoned
  in error (Note D)                         20            --           --           --

Net loss for the six months
   ended June 30, 2003                      --            (3)        (310)        (313)

Partners' deficit at
   June 30, 2003                        99,804        $ (618)    $(17,420)    $(18,038)

            See Accompanying Notes to Consolidated Financial Statements


                         ANGELES INCOME PROPERTIES, LTD. II

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                    Six Months Ended
                                                                        June 30,
                                                                    2003         2002
Cash flows from operating activities:
  Net (loss) income                                                $ (313)       $ 138
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
      Depreciation                                                     957          969
      Amortization of mortgage discounts and loan costs                 36           46
      Loss on early extinguishment of debt                              58           --
      Change in accounts:
        Receivables and deposits                                      (115)          19
        Other assets                                                   (65)         (88)
        Accounts payable                                               (28)         (42)
        Tenant security deposit liabilities                             18           (4)
        Accrued property taxes                                          35           69
        Due to affiliates                                                5           46
        Other liabilities                                               34           39
          Net cash provided by operating activities                    622        1,192

Cash flows from investing activities:
  Property improvements and replacements                              (241)        (388)
  Net withdrawals from restricted escrows                              105           14
          Net cash used in investing activities                       (136)        (374)

Cash flows from financing activities:
  Payments on mortgage notes payable                                  (275)        (253)
  Distributions to partners                                         (1,441)        (192)
  Proceeds from refinance of mortgage note payable                   6,175           --
  Repayment of mortgage note payable                                (5,017)          --
  Repayment of advances from affiliates                                 --          (47)
  Loan costs paid                                                     (172)         (34)
  Prepayment penalty paid                                              (28)          --
          Net cash used in financing activities                       (758)        (526)

Net (decrease) increase in cash and cash equivalents                  (272)         292
Cash and cash equivalents at beginning of period                       669          150

Cash and cash equivalents at end of period                          $ 397        $ 442

Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $ 859        $ 933


            See Accompanying Notes to Consolidated Financial Statements


                         ANGELES INCOME PROPERTIES, LTD. II

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Income Properties, Ltd. II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), which is wholly-owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

Effective April 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64" which requires that gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. As a result, the accompanying consolidated statements of operations reflect the loss on early extinguishment of debt at Georgetown Apartments (see "Note C") in operations rather than as an extraordinary item.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $162,000 and $185,000 for the six months ended June 30, 2003 and 2002, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $86,000 and $118,000 for the six months ended June 30, 2003 and 2002, respectively, which are included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $10,000 and $16,000 for the six months ended June 30, 2003 and 2002, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment properties.

The Partnership Agreement provides for a fee equal to 10% of "Net cash flow from operations," as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. The Managing General Partner earned fees of approximately $15,000 and $48,000 for the six months ended June 30, 2003 and 2002, respectively, which is included in general and administrative expenses. At June 30, 2003 the balance due to the Managing General Partner for these fees is approximately $110,000, which are included in Due to affiliates on the accompanying consolidated balance sheet.

In accordance with the Partnership Agreement, during 2001 the Managing General Partner loaned the Partnership funds for operating expenses at Landmark Apartments. During the six months ended June 30, 2002 this loan was repaid in full by the Partnership. Interest was charged at the prime rate plus 2%. Interest expense was approximately $1,000 for the six months ended June 30, 2002. There were no loans from the Managing General Partner or associated interest expense during the six months ended June 30, 2003.

Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a distribution equal to 3% of the aggregate disposition price of sold properties. The Partnership paid a distribution of approximately $86,000 to the Managing General Partner related to the sale of Atlanta Crossing Shopping Center in March 2000. The right to receive payment for this amount is subordinate to the right of the limited partners to receive their original capital contributions plus a cumulative preferred return of 6% per annum of their adjusted capital investment, as defined in the Partnership Agreement. If the limited partners have not received these returns when the Partnership terminates, the Managing General Partner will return this amount to the Partnership.

The Partnership paid an affiliate of the Managing General Partner approximately $62,000 for loan costs related to the refinancing of Georgetown Apartments during the six months ended June 30, 2003. These costs were capitalized and are included in other assets on the accompanying consolidated balance sheet.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $86,000 and $104,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Refinancing of Mortgage Notes Payable

On May 21, 2003, the Partnership refinanced the mortgages encumbering Georgetown Apartments. The refinancing replaced the existing mortgages of approximately $5,017,000 with a new mortgage in the amount of $6,175,000. Total capitalized loan costs were approximately $172,000 during the six months ended June 30, 2003. These costs included approximately $62,000 in fees payable to the Managing General Partner. The Partnership recognized a loss on the early extinguishment of debt of approximately $58,000 during the six months ended June 30, 2003, due to the write off of unamortized loan costs and debt discounts and the payment of a prepayment penalty.

Initially the May 21, 2003 refinancing of Georgetown Apartments was under an interim credit facility ("Interim Credit Facility") that also provided for the refinancing of several other properties. The Interim Credit Facility created separate loans for each property refinanced thereunder, which loans were not cross-collateralized or cross-defaulted with each other. During the term of the Interim Credit Facility, Georgetown Apartments was required to make interest-only payments. The first month's interest rate for Georgetown Apartments was 2.78%.

As of June 1, 2003, the loan on Georgetown Apartments was assumed by a different lender. The credit facility ("Permanent Credit Facility") with the new lender has a maturity of five years with an option for the Partnership to elect one five-year extension. This Permanent Credit Facility also created separate loans for each property refinanced thereunder, which loans are not cross-collateralized or cross-defaulted with each other. Each note under this Permanent Credit Facility is initially a variable rate loan, and after three years the Partnership has the option of converting the note to a fixed rate loan. The interest rate on the variable rate loans is 85 basis points over the Fannie Mae discounted mortgage-backed security index (2.06% per annum at June 1, 2003), and the rate resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the property is financed by the Permanent Credit Facility. The loans may be prepaid without penalty.

Note D - Units Abandoned in Error

During the six months ended June 30, 2003, the Partnership discovered that twenty limited partnership Units that had previously been reported as abandoned were actually not abandoned. The Units were reinstated as of January 1, 2003 and back distributions of approximately $4,000 were paid to the unitholder during the six months ended June 30, 2003.

Note E - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint, which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants opposed the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal in light of a settlement.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting and defending claims and any adverse outcomes, and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the six month periods ended June 30, 2003 and 2002:

                                         Average Occupancy
Property                                 2003        2002

Deer Creek Apartments                     95%         95%
   Plainsboro, New Jersey
Georgetown Apartments                     94%         96%
   South Bend, Indiana
Landmark Apartments                       84%         92%
   Raleigh, North Carolina

The Managing General Partner attributes the decrease in occupancy at Landmark Apartments to increased layoffs and resulting unemployment in the population typically served by this property, lower mortgage rates, and a slow rental market.

Results of Operations

The Partnership's net loss for the six months ended June 30, 2003, was approximately $313,000 compared to net income of approximately $138,000 for the six months ended June 30, 2002. The Partnership's net loss for the three month period ended June 30, 2003 was approximately $89,000 as compared to net income of $83,000 for the three month period ended June 30, 2002. The decrease in net income for the three and six months ended June 30, 2003 was due primarily to a decrease in total revenues. During the six months ended June 30, 2003, total expenses increased slightly and during the three months ended June 30, 2003, total expenses decreased slightly.

Total revenues decreased for the three and six months ended June 30, 2003 due to decreases in rental and other income. Rental income decreased due to decreases in occupancy at Landmark and Georgetown Apartments, and decreases in average rental rates, increases in concessions and increases in bad debt expenses at all of the Partnership's properties. Other income decreased primarily due to decreases in utility reimbursements and lease cancellation fees at Deer Creek Apartments.

Total expenses increased for the six months ended June 30, 2003 due to a loss on early extinguishment of debt and an increase in property tax expense, partially offset by a decrease in interest expense. For the three months ended June 30, 2003 total expenses decreased slightly due to decreases in operating and interest expenses partially offset by a loss on early extinguishment of debt and an increase in property tax expense. The loss on early extinguishment of debt during the three and six months ended June 30, 2003 is related to the refinancing of the mortgage encumbering Georgetown Apartments in May 2003 as discussed in "Liquidity and Capital Resources".

Effective April 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64" which requires that gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. As a result, the accompanying consolidated statements of operations reflect the loss on early extinguishment of debt at Georgetown Apartments (as discussed below) in operations rather than as an extraordinary item.

For the three months ended June 30, 2003, operating expenses decreased primarily due to decreases in maintenance expenses, management fees and property expenses partially offset by an increase in administrative expenses. Maintenance expenses decreased due to a decrease in contract work at all of the Partnership's properties. Management fees decreased primarily due to decreased rental revenues at Deer Creek and Landmark Apartments. Property expenses decreased due to decreases in payroll and related benefits expenses at all of the Partnership's properties and decreases in utilities at Deer Creek Apartments, which was partially offset by increases in utilities at Landmark Apartments. Administrative expenses increased primarily due to an increase in temporary agency help at Landmark Apartments and an increase in legal fees at Georgetown and Deer Creek Apartments. Property tax expenses increased during the three and six months ended June 30, 2003 primarily at Georgetown Apartments which are located in Indiana. During 2003, Indiana adjusted its methodology for assessing property taxable values and tax rates, which has resulted in a significant increase in property tax expense. Interest expense decreased during the three and six months ended June 30, 2003 due to principal payments made on the mortgages encumbering the Partnership's properties which decreased the debt balance and the refinancing of Georgetown Apartments in May 2003 at a lower interest rate.

General and administrative expenses decreased slightly during the six months ended June 30, 2003 primarily due to reduced costs of services included in the management reimbursements paid to the Managing General Partner as allowed under the Partnership Agreement and a decrease in the management fee due to the Managing General partner based on cash flow as allowed in the Partnership Agreement partially offset by a new partner tax implemented in New Jersey. General and administrative expenses increased slightly for the three months ended June 30, 2003 due to the new partner tax implemented in New Jersey partially offset by reduced costs of services included in the management reimbursements paid to the Managing General Partner and reduced management fees due to the Managing General Partner based on cash flow as allowed in the Partnership Agreement. Also included in general and administrative expenses at both June 30, 2003 and 2002 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At June 30, 2003, the Partnership had cash and cash equivalents of approximately $397,000 compared to approximately $442,000 at June 30, 2002. The decrease in cash and cash equivalents of approximately $272,000 since December 31, 2002 is due to approximately $758,000 of cash used in financing activities and approximately $136,000 of cash used in investing activities partially offset by approximately $622,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to the partners, payments of principal made on the mortgages encumbering the Partnership's properties, repayment of mortgage notes payable due to the refinancing of Georgetown Apartments and loan costs and prepayment penalties paid, partially offset by proceeds received in the refinancing of the mortgage encumbering Georgetown Apartments. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrow accounts maintained by the mortgage lenders. The Partnership invests its working capital reserves in interest bearing accounts.

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

Deer Creek Apartments

During the six months ended June 30, 2003, the Partnership completed approximately $134,000 of capital improvements at Deer Creek Apartments, consisting primarily of floor covering and air conditioning unit replacements, water heater upgrades and structural improvements. These improvements were funded from the property's operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $32,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of additional floor covering replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Georgetown Apartments

During the six months ended June 30, 2003, the Partnership completed approximately $21,000 of capital improvements at Georgetown Apartments, consisting primarily of floor covering, appliance, plumbing fixture, and window replacements. These improvements were funded from the property's operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $46,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of additional appliance and floor covering replacements, parking lot upgrades and other building improvements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Landmark Apartments

During the six months ended June 30, 2003, the Partnership completed approximately $86,000 of capital improvements at Landmark Apartments, consisting primarily of floor covering and wall covering replacements. These improvements were funded from the property's operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $15,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of additional floor covering replacements and other building improvements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

On May 21, 2003, the Partnership refinanced the mortgages encumbering Georgetown Apartments. The refinancing replaced the existing mortgages of approximately $5,017,000 with a new mortgage in the amount of $6,175,000. Total capitalized loan costs were approximately $172,000 during the six months ended June 30, 2003. These costs included approximately $62,000 in fees payable to the Managing General Partner. The Partnership recognized a loss on the early extinguishment of debt of approximately $58,000 during the six months ended June 30, 2003, due to the write off of unamortized loan costs and debt discounts and the payment of a prepayment penalty.

Initially the May 21, 2003 refinancing of Georgetown Apartments was under an interim credit facility ("Interim Credit Facility") that also provided for the refinancing of several other properties. The Interim Credit Facility created separate loans for each property refinanced thereunder, which loans were not cross-collateralized or cross-defaulted with each other. During the term of the Interim Credit Facility, Georgetown Apartments was required to make interest-only payments. The first month's interest rate for Georgetown Apartments was 2.78%.

As of June 1, 2003, the loan on Georgetown Apartments was assumed by a different lender. The credit facility ("Permanent Credit Facility") with the new lender has a maturity of five years with an option for the Partnership to elect one five-year extension. This Permanent Credit Facility also created separate loans for each property refinanced thereunder, which loans are not cross-collateralized or cross-defaulted with each other. Each note under this Permanent Credit Facility is initially a variable rate loan, and after three years the Partnership has the option of converting the note to a fixed rate loan. The interest rate on the variable rate loans is 85 basis points over the Fannie Mae discounted mortgage-backed security index (2.06% per annum at June 1, 2003), and the rate resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the property is financed by the Permanent Credit Facility. The loans may be prepaid without penalty.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Deer Creek Apartments of approximately $13,133,000 is amortized over 20 years and matures on July 1, 2021 at which time it is scheduled to be fully amortized. The mortgage indebtedness encumbering Landmark Apartments of approximately $6,087,000 is amortized over 30 years with a balloon payment of approximately $6,054,000 due in November 2003. The mortgage indebtedness encumbering Georgetown Apartments of approximately $6,175,000 that was refinanced during the six months ended June 30, 2003, has a balloon payment due in October 2008. The Managing General Partner intends to refinance the mortgages encumbering Landmark and Georgetown Apartments and/or sell the properties prior to their maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing the properties through foreclosure.

The Partnership distributed the following amounts during the six months ended June 30, 2003 and 2002 (in thousands, except per unit data):

                       Six Months       Per Limited       Six Months       Per Limited
                          Ended         Partnership         Ended          Partnership
                      June 30, 2003        Unit         June 30, 2002         Unit

Operations                $ 409           $ 4.06            $ 192            $ 1.90
Refinance (1)             1,032            10.24                --               --
Total                    $1,441           $14.30            $ 192            $ 1.90

(1) Distribution from the refinancing of Georgetown Apartments during May 2003.

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 61,754 limited partnership units (the "Units") in the Partnership representing 61.88% of the outstanding Units at June 30, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 61.88% of the outstanding units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all balances outstanding over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

ITEM 3.     CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. The Partnership's management, with the participation of the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 4.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint, which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants opposed the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal in light of a settlement.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions.

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

                  Exhibit 10.20(e), Sixth Reaffirmation and Joinder Agreement dated May 16, 2003 between Georgetown AIP II, L.P., GMAC Commercial Mortgage Corporate, and Fannie Mae, a federally chartered and stockholder owned corporation.

                  Exhibit 31.1, Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 31.2, Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 32.1, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2003:

                  Current Report on Form 8-K dated May 22, 2003 and filed with the Securities and Exchange Commission on June 6, 2003 disclosing the refinance of Georgetown Apartments.

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


                                    Date: August 13, 2003

Exhibit 31.1


                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Angeles Income Properties Ltd. II;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 13, 2003

                                    /s/Patrick J. Foye
                                    Patrick J. Foye
                                    Executive  Vice  President of Angeles Realty
                                    Corporation  II,  equivalent  of  the  chief
                                    executive officer of the Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Angeles Income Properties Ltd. II;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 13, 2003

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Angeles Income Properties, Ltd. II (the "Partnership"), for the quarterly period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 13, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 13, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.