Form 10QSB
period 2003-09-30
ANGELES INCOME PROPERTIES LTD II
filed 2003-11-13
CIK 711642

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   Form 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                 For the quarterly period ended September 30, 2003


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




                         PART I - FINANCIAL INFORMATION



ITEM 1.     FINANCIAL STATEMENTS




                         ANGELES INCOME PROPERTIES, LTD. II

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2003



Assets
   Cash and cash equivalents                                                 $ 357
   Receivables and deposits                                                      425
   Restricted escrow                                                              14
   Other assets                                                                  690
   Investment properties:
      Land                                                    $ 1,984
      Buildings and related personal property                   33,699
                                                                35,683
      Less accumulated depreciation                            (29,187)        6,496
                                                                            $ 7,982

Liabilities and Partners' Deficit
Liabilities
   Tenant security deposit liabilities                                       $ 249
   Accrued property taxes                                                        213
   Other liabilities                                                             251
   Due to affiliates (Note B)                                                    119
   Mortgage notes payable                                                     25,246

Partners' Deficit
   General partners                                            $ (619)
   Limited partners (99,804 units issued and
      outstanding)                                             (17,477)      (18,096)
                                                                            $ 7,982


            See Accompanying Notes to Consolidated Financial Statements

                         ANGELES INCOME PROPERTIES, LTD. II

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                                Three Months Ended       Nine Months Ended
                                                   September 30,           September 30,
                                                 2003        2002        2003        2002
Revenues:
  Rental income                                 $ 1,600     $ 1,667     $ 4,659     $ 5,096
  Other income                                      135         128         347         399
        Total revenues                            1,735       1,795       5,006       5,495

Expenses:
  Operating                                         569         578       1,652       1,667
  General and administrative                         88         309         267         496
  Depreciation                                      205         467       1,162       1,436
  Interest                                          401         509       1,334       1,489
  Property taxes                                    142         165         516         502
  Loss on early extinguishment of debt
    (Note C)                                         --          --          58          --
        Total expenses                            1,405       2,028       4,989       5,590

 Net income (loss)                               $ 330      $ (233)      $ 17        $ (95)

Net income (loss) allocated to general
  partners (1%)                                   $ 3        $ (2)       $ --        $ (1)
Net income (loss) allocated to limited
  partners (99%)                                    327        (231)         17         (94)

                                                 $ 330      $ (233)      $ 17        $ (95)
Net income (loss) per limited partnership
  unit                                          $ 3.28      $ (2.31)    $ 0.17      $ (0.94)

Distributions per limited partnership unit      $ 3.85      $ 3.23      $ 18.15     $ 5.13


            See Accompanying Notes to Consolidated Financial Statements

                         ANGELES INCOME PROPERTIES, LTD. II

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners      Total

Original capital contributions         100,000         $ 1       $ 50,000     $ 50,001

Partners' deficit at
   December 31, 2002                    99,784        $ (601)    $(15,683)    $(16,284)

Distributions to partners                   --           (18)      (1,811)      (1,829)

Units recorded as abandoned
  in error (Note D)                         20            --           --           --

Net income for the nine months
   ended September 30, 2003                 --            --           17           17

Partners' deficit at
   September 30, 2003                   99,804        $ (619)    $(17,477)    $(18,096)


            See Accompanying Notes to Consolidated Financial Statements

                         ANGELES INCOME PROPERTIES, LTD. II

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                    Nine Months Ended
                                                                      September 30,
                                                                    2003         2002
Cash flows from operating activities:
  Net income (loss)                                                 $ 17         $ (95)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
      Depreciation                                                   1,162        1,436
      Amortization of mortgage discounts and loan costs                 56           92
      Loss on early extinguishment of debt                              58           --
      Change in accounts:
        Receivables and deposits                                      (116)          40
        Other assets                                                   (56)         (46)
        Accounts payable                                               (53)         (15)
        Tenant security deposit liabilities                             13          (12)
        Accrued property taxes                                          70          135
        Due to affiliates                                               14          104
        Other liabilities                                              (13)         327
          Net cash provided by operating activities                  1,152        1,966

Cash flows from investing activities:
  Property improvements and replacements                              (313)        (484)
  Net withdrawals from (deposits to) restricted escrows                134           (6)
          Net cash used in investing activities                       (179)        (490)

Cash flows from financing activities:
  Payments on mortgage notes payable                                  (412)        (383)
  Distributions to partners                                         (1,829)        (517)
  Proceeds from mortgage note payable                                6,175           --
  Repayment of mortgage notes payable                               (5,017)          --
  Advances from affiliates                                              --           65
  Repayment of advances from affiliates                                 --         (112)
  Loan costs paid                                                     (174)         (34)
  Prepayment penalty paid                                              (28)          --
          Net cash used in financing activities                     (1,285)        (981)

Net (decrease) increase in cash and cash equivalents                  (312)         495
Cash and cash equivalents at beginning of period                       669          150

Cash and cash equivalents at end of period                          $ 357        $ 645

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 1,296      $ 1,395

At December 31, 2001, approximately $59,000 of property improvements and replacements were included in accounts payable, which are included in property improvements and replacements during the nine months ended September 30, 2002.


            See Accompanying Notes to Consolidated Financial Statements

                         ANGELES INCOME PROPERTIES, LTD. II

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Income Properties, Ltd. II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), which is wholly-owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $247,000 and $278,000 for the nine months ended September 30, 2003 and 2002, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $127,000 and $164,000 for the nine months ended September 30, 2003 and 2002, respectively, which are included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $13,000 and $18,000 for the nine months ended September 30, 2003 and 2002, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment properties.

The Partnership Agreement provides for a fee equal to 10% of "Net cash flow from operations," as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. The Managing General Partner earned fees of approximately $39,000 and $106,000 for the nine months ended September 30, 2003 and 2002, respectively, which is included in general and administrative expenses. At September 30, 2003 the balance due to the Managing General Partner is approximately $119,000, which is included in Due to affiliates on the accompanying consolidated balance sheet.

In accordance with the Partnership Agreement, during 2001 and 2002 the Managing General Partner loaned the Partnership funds for operating expenses at Deer Creek Apartments and Landmark Apartments. During the nine months ended September 30, 2002 these loans were repaid in full by the Partnership. Interest was charged at the prime rate plus 2%. Interest expense was approximately $1,000 for the nine months ended September 30, 2002. There were no loans from the Managing General Partner or associated interest expense during the nine months ended September 30, 2003.

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

The Partnership paid an affiliate of the Managing General Partner approximately $62,000 for loan costs related to the refinancing of Georgetown Apartments during the nine months ended September 30, 2003. These costs were capitalized and are included in other assets on the accompanying consolidated balance sheet.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $86,000 and $104,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Refinancing of Mortgage Notes Payable

On May 21, 2003, the Partnership refinanced the mortgages encumbering Georgetown Apartments. The refinancing replaced the existing mortgages of approximately $5,017,000 with a new mortgage in the amount of $6,175,000. Total capitalized loan costs were approximately $174,000 during the nine months ended September 30, 2003. These costs included approximately $62,000 in fees payable to the Managing General Partner. The Partnership recognized a loss on the early extinguishment of debt of approximately $58,000 during the nine months ended September 30, 2003, due to the write off of unamortized loan costs and debt discounts and the payment of a prepayment penalty.

These loans were initially refinanced under an interim credit facility ("Interim Credit Facility") that also provided for the refinancing of properties in other Partnerships that are affiliated with the Partnership. However, the Interim Credit Facility created separate loans for each property refinanced thereunder, which loans were not cross-collateralized or cross-defaulted with each other. During the term of the Interim Credit Facility, Georgetown Apartments was required to make monthly interest-only payments. The first month's interest rate for Georgetown Apartments was 2.78%.

As of June 1, 2003, the loan on Georgetown Apartments was assumed by a different lender. The credit facility ("Permanent Credit Facility") with the new lender has a maturity of five years with an option for the Partnership to elect one five-year extension. This Permanent Credit Facility creates separate loans for each property refinanced thereunder, which loans are not cross-collateralized or cross-defaulted with each other. Each note under this Permanent Credit Facility begins as a variable rate loan, and provides the option, after three years, of converting to a fixed rate loan. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points (1.91% at October 1, 2003), and resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the property is financed by the Permanent Credit Facility. The loans are prepayable without penalty.

Note D - Units Abandoned in Error

During the nine months ended September 30, 2003, the Partnership discovered that twenty limited partnership Units that had previously been reported as abandoned were actually not abandoned. The Units were reinstated as of January 1, 2003 and back distributions of approximately $4,000 were paid to the unitholder during the nine months ended September 30, 2003.

Note E - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make at least one round of tender offers to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The Managing General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the Managing General Partner the claims will not result in any material liability to the Partnership.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2003 and 2002:

                                         Average Occupancy
Property                                 2003        2002

Deer Creek Apartments                     95%         96%
   Plainsboro, New Jersey
Georgetown Apartments                     95%         96%
   South Bend, Indiana
Landmark Apartments                       86%         91%
   Raleigh, North Carolina

The Managing General Partner attributes the decrease in occupancy at Landmark Apartments to the slowdown in the economy and lower home mortgage interest rates in the Raleigh area.

Results of Operations

The Partnership's net income for the three and nine months ended September 30, 2003 was approximately $330,000 and $17,000, respectively, compared to net loss of approximately $233,000 and $95,000, respectively, for the three and nine months ended September 30, 2002. The increase in net income is due to a decrease in total expenses, partially offset by a decrease in total revenues. The decrease in total revenues for the nine months ended September 30, 2003 is due to a decrease in both rental and other income. The decrease in total revenues for the three months ended September 30, 2003 is due to a decrease in rental income. Other income remained relatively constant for the three months ended September 30, 2003. The decrease in rental income for both periods is due to decreases in occupancy and average rental rates, and increases in concessions and bad debt expense at all of the Partnership's properties. Other income decreased for the nine months ended September 30, 2003 primarily due to decreases in utility reimbursements and lease cancellation fees at Deer Creek Apartments.

The decrease in total expenses for both the three and nine months ended September 30, 2003 is due to decreases in depreciation, interest and general and administrative expenses. The decrease in total expenses for the nine months ended September 30, 2003 was partially offset by an increase in loss on early extinguishment of debt. Depreciation expense decreased for both periods due to buildings and property improvements and replacements placed into service in prior years becoming fully depreciated during the nine months ended September 30, 2003. Interest expense decreased due to principal payments made on the mortgages encumbering the Partnership's properties, which reduced the debt balance, and the refinancing of the mortgages encumbering Georgetown Apartments in May 2003 at a lower interest rate. The loss on early extinguishment of debt recognized during the nine months ended September 30, 2003 is a result of the refinancing of the mortgages encumbering Georgetown Apartments in May 2003 as discussed in "Liquidity and Capital Resources".

General and administrative expenses decreased for both the nine months ended September 30, 2003 primarily due to decreases in management reimbursements paid to the Managing General Partner as allowed under the Partnership Agreement, the management fee due to the Managing General partner based on cash flow as allowed in the Partnership Agreement, and the Partnership tax paid to the state of New Jersey. Also included in general and administrative expenses for the three and nine months ended September 30, 2003 and 2002 are cost associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At September 30, 2003, the Partnership had cash and cash equivalents of approximately $357,000 compared to approximately $645,000 at September 30, 2002. The decrease in cash and cash equivalents of approximately $312,000, from December 31, 2002, is due to approximately $1,285,000 of cash used in financing activities and approximately $179,000 of cash used in investing activities, partially offset by approximately $1,152,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to the partners, payments of principal made on the mortgages encumbering the Partnership's properties, repayment of mortgage notes payable due to the refinancing of the mortgages encumbering Georgetown Apartments and loan costs and prepayment penalties paid, partially offset by proceeds received from the refinancing of the mortgage encumbering Georgetown Apartments. Cash used in investing activities consisted of property improvements and replacements, partially offset by net receipts from restricted escrow accounts maintained by the mortgage lenders. The Partnership invests its working capital reserves in interest bearing accounts.

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

Deer Creek Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $194,000 of capital improvements at Deer Creek Apartments, consisting primarily of water heater upgrades, structural improvements, and floor covering replacement. These improvements were funded from the property's operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $9,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering replacement. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Georgetown Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $29,000 of capital improvements at Georgetown Apartments, consisting primarily of plumbing upgrades, and floor covering and window replacements. These improvements were funded from replacement reserves and operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $40,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of appliance and floor covering replacements, parking lot upgrades and other building improvements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Landmark Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $90,000 of capital improvements at Landmark Apartments, consisting primarily of floor covering replacement. These improvements were funded from the property's operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $13,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering replacement. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

On May 21, 2003, the Partnership refinanced the mortgages encumbering Georgetown Apartments. The refinancing replaced the existing mortgages of approximately $5,017,000 with a new mortgage in the amount of $6,175,000. Total capitalized loan costs were approximately $174,000 during the nine months ended September 30, 2003. These costs included approximately $62,000 in fees payable to the Managing General Partner. The Partnership recognized a loss on the early extinguishment of debt of approximately $58,000 during the nine months ended September 30, 2003, due to the write off of unamortized loan costs and debt discounts and the payment of a prepayment penalty.

These loans were initially refinanced under an interim credit facility ("Interim Credit Facility") that also provided for the refinancing of properties in other Partnerships that are affiliated with the Partnership. However, the Interim Credit Facility created separate loans for each property refinanced thereunder, which loans were not cross-collateralized or cross-defaulted with each other. During the term of the Interim Credit Facility, Georgetown Apartments was required to make monthly interest-only payments. The first month's interest rate for Georgetown Apartments was 2.78%.

As of June 1, 2003, the loan on Georgetown Apartments was assumed by a different lender. The credit facility ("Permanent Credit Facility") with the new lender has a maturity of five years with an option for the Partnership to elect one five-year extension. This Permanent Credit Facility creates separate loans for each property refinanced thereunder, which loans are not cross-collateralized or cross-defaulted with each other. Each note under this Permanent Credit Facility begins as a variable rate loan, and provides the option, after three years, of converting to a fixed rate loan. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points (1.91% at October 1, 2003), and resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the property is financed by the Permanent Credit Facility. The loans are prepayable without penalty.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Deer Creek Apartments of approximately $13,046,000 is amortized over 20 years and matures on July 1, 2021 at which time it is scheduled to be fully amortized. The mortgage indebtedness encumbering Landmark Apartments of approximately $6,063,000 is amortized over 30 years with a balloon payment of approximately $6,054,000 due in November 2003. The Partnership is in the process of refinancing the mortgage encumbering Landmark Apartments. The mortgage indebtedness encumbering Georgetown Apartments of approximately $6,137,000 that was refinanced during the nine months ended September 30, 2003, has a balloon payment due in September 2007. The Managing General Partner has the option to extend the maturity date for five additional years. The Managing General Partner intends to refinance the mortgages encumbering Landmark Apartments and Georgetown Apartments and/or sell the properties prior to their maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the properties through foreclosure.

The Partnership distributed the following amounts during the nine months ended September 30, 2003 and 2002 (in thousands, except per unit data):


                       Nine Months      Per Limited      Nine Months       Per Limited
                          Ended         Partnership         Ended          Partnership
                   September 30, 2003      Unit       September 30, 2002      Unit

Operations                $ 797           $ 7.91            $ 517            $ 5.13
Refinance (1)             1,032            10.24                --               --
Total                    $1,829           $18.15            $ 517            $ 5.13

(1) From proceeds from the refinancing of the mortgages encumbering Georgetown Apartments during May 2003.

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 61,754 limited partnership units (the "Units") in the Partnership representing 61.88% of the outstanding Units at September 30, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 61.88% of the outstanding units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include, but are not limited to, changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause impairment of the Partnership's assets.

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make at least one round of tender offers to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The Managing General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the Managing General Partner the claims will not result in any material liability to the Partnership.

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

                  Exhibit 32.1, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2003.

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


                                    Date: November 12, 2003

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


Date:  November 12, 2003

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

Date:  November 12, 2003

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Angeles Income Properties, Ltd. II (the "Partnership"), for the quarterly period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  November 12, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  November 12, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.