Form 10KSB
period 2003-12-31
ANGELES INCOME PROPERTIES LTD II
filed 2004-03-30
CIK 711642

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
       (Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                 For the fiscal year ended December 31, 2003

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

State issuer's revenues for its most recent fiscal year.   $5,205,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2003. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

                                     PART I

Item 1.     Description of Business

Angeles Income Properties, Ltd. II (the "Partnership" or "Registrant") is a publicly held limited partnership organized under the California Uniform Limited Partnership Act on October 12, 1982. The Partnership's managing general partner is Angeles Realty Corporation II, a California corporation (the "Managing General Partner" or "ARC II"). ARC II was wholly-owned by MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"). Effective February 26, 1999, IPT was merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. Thus, the Managing General Partner is now wholly-owned by AIMCO. The Elliott Accommodation Trust and the Elliott Family Partnership, Ltd., California limited partnerships, were the non-managing general partners. Effective December 31, 1997 the Elliott Family Partnership, Ltd. acquired the Elliott Accommodation Trust's general partner interest in the Partnership and effective July 18, 2000, AIMCO Properties, L.P. (an affiliate of AIMCO) acquired the Elliott Family Partnership, Ltd.'s general partner interest in the Partnership. The Managing General Partner and the non-managing general partner are herein collectively referred to as the "General Partners". The Partnership Agreement provides that the Partnership is to terminate on December 31, 2037 unless terminated prior to such date.

The Partnership, through its public offering of Limited Partnership Units, sold 100,000 units aggregating $50,000,000. The General Partners contributed capital in the amount of $1,000 for a 1% interest in the Partnership. The Partnership was formed for the purpose of acquiring fee and other forms of equity interests in various types of real estate property. The Partnership presently owns and operates three apartment properties at December 31, 2003. On March 2, 2004 the Partnership sold Georgetown Apartments to an unrelated third party (See "Item 2. Description of Properties"). Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions.

The Partnership has no employees. Management and administrative services are provided by the Managing General Partner and by agents retained by the Managing General Partner. An affiliate of the Managing General Partner provided such property management services for the residential properties for the years ended December 31, 2003 and 2002.

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

Item 2.     Description of Properties

The following table sets forth the Partnership's investment in properties:

                                Date of
Property                        Purchase       Type of Ownership            Use

Deer Creek Apartments           09/28/83   Fee ownership subject to   Apartments
  Plainsboro, NJ                           a first mortgage           288 units

Georgetown Apartments (2)       11/21/83   Fee ownership subject to   Apartments
  South Bend, IN                           a first mortgage (1)       200 units

Landmark Apartments             12/16/83   Fee ownership subject to   Apartments
  Raleigh, NC                              a first mortgage           292 units

(1) Property is held by a limited partnership in which the Partnership holds a 99% interest.

(2) This property was sold in March 2004. In accordance with Statement of Financial Accounting Standards No. 144, the assets and liabilities of the property have been classified as held for sale at December 31, 2003 and the operations of the property have been shown as income from discontinued operations for the years ended December 31, 2003 and 2002.

On March 2, 2004, the Partnership sold Georgetown Apartments to an unrelated third party for a gross sale price of approximately $10,950,000. The net proceeds realized by the Partnership were approximately $10,769,000 after payment of closing costs and a prepayment penalty owed by the Partnership and paid by the buyer. The Partnership used approximately $6,062,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership will realize a gain of approximately $9,556,000 as a result of the sale during the first quarter of 2004. In addition, the Partnership will record a loss on the early extinguishment of debt of approximately $159,000 during the first quarter of 2004 as a result of the write-off of unamortized loan costs and a prepayment penalty.

Schedule of Properties

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.


                           Gross
                         Carrying   Accumulated    Depreciable               Federal
Property                   Value    Depreciation       Life       Method    Tax Basis
                              (in thousands)                               (in thousands)

Deer Creek Apartments     $14,084     $10,367        5-30 yrs       S/L      $ 4,757

Landmark Apartments        13,199      11,693        5-30 yrs       S/L        2,186
                          $27,283     $22,060                                $ 6,943

See "Note A - Organization and Summary of Significant Accounting Policies" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

The gross carrying value, accumulated depreciation and Federal tax basis of Georgetown Apartments, which is included in assets held for sale, was approximately $8,433,000, $7,313,000 and $1,428,000, respectively at December 31, 2003.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.



                           Principal                                       Principal
                           Balance At                                       Balance
                          December 31,   Interest    Period    Maturity     Due At
        Property              2003         Rate    Amortized     Date    Maturity (2)
                         (in thousands)                                 (in thousands)
Deer Creek Apartments
  1st mortgage              $12,957       7.43%      20 yrs    07/2021       $ --

Landmark Apartments
  1st mortgage (1)            6,038       7.33%      30 yrs    11/2004        5,950
                            $18,995                                         $ 5,950

(1) The mortgage encumbering Landmark Apartments matured November 1, 2003. However, the Managing General Partner has negotiated a one year extension, which extends the maturity of the loan to November 1, 2004, with a one-time right to extend to February 1, 2005. The extension requires the Partnership to continue making monthly payments of principal and interest under the terms of the original mortgage.

(2) See "Note B - Mortgage Notes Payable" to the consolidated financial statements included in "Item 7. Financial Statements" for information with respect to the Partnership's ability to prepay these loans and other specific details about the loans.

The loan encumbering Georgetown Apartments of approximately $6,100,000, which is included in liabilities related to assets held for sale, was repaid subsequent to December 31, 2003 (as discussed above).

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2003 and 2002 for each property were as follows:

                                     Average Annual               Average Annual
                                      Rental Rates                   Occupancy
                                       (per unit)
 Property                         2003            2002           2003       2002

 Deer Creek Apartments           $11,427         $11,460         95%        96%
 Landmark Apartments               7,407           7,963         88%        89%

The Managing General Partner attributes the decrease in the average rental rate at Landmark Apartments to an effort to increase occupancy at the property.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. Both of the Partnership's properties are subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that the Partnership's properties are adequately insured. Each residential property is an apartment complex which leases its units for lease terms of one year or less. No residential tenant leases 10% or more of the available rental space. The properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates

Real estate taxes and rates in 2003 for each property were:

                                    2003             2003
                                  Billing            Rate
                                 (in thousands)

Deer Creek Apartments              $ 410             2.88%
Landmark Apartments                  142             1.03%

Capital Improvements

Deer Creek Apartments

The Partnership completed approximately $228,000 in capital improvements at the property for the year ended December 31, 2003, consisting primarily of structural improvements, water heater upgrades, floor covering replacement and construction related to the winter storm damage which occurred at the property (as discussed in "Item 6. Management's Discussion and Analysis or Plan or Operation - Results of Operations"). These improvements were funded from operating cash flow and insurance proceeds. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $158,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Georgetown Apartments

The Partnership completed approximately $32,000 in capital improvements at the property for the year ended December 31, 2003, consisting primarily of plumbing upgrades and window and floor covering replacements. These improvements were funded from replacement reserves and operating cash flow. On March 2, 2004, the Partnership sold Georgetown Apartments to an unrelated third party.

Landmark Apartments

The Partnership completed approximately $116,000 in capital improvements at the property for the year ended December 31, 2003, consisting primarily of water heater upgrades, interior building improvements, and floor covering replacement. These improvements were funded from replacement reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $161,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The capital improvements planned at the Partnership's properties for the year ended 2004 will be made only to the extent of cash available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected, at least in the short term.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. The Managing General Partner is currently scheduled to file a brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

Item 4.     Submission of Matters to a Vote of Security Holders

The unitholders of the Partnership did not vote on any matter during the quarter ended December 31, 2003.

                                     PART II

Item 5.     Market for the Partnership's Equity and Related Security Holder
            Matters

The Partnership, a publicly-held limited partnership, offered and sold 100,000 limited partnership units (the "Units") aggregating $50,000,000. At December 31, 2003, the Partnership had 1,511 holders of record owning an aggregate of 99,804 Units. During the year ended December 31, 2003, the Partnership discovered that 20 Units that had previously been reported as abandoned were actually not abandoned. The Units were reinstated as of January 1, 2003 and back distributions of approximately $4,000 were paid to the unitholder during the year ended December 31, 2003. Affiliates of the Managing General Partner owned 64,235 Units or 64.36% at December 31, 2003. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2003 and 2002 (in thousands, except per unit data):


                         Year Ended       Per Limited        Year Ended       Per Limited
                        December 31,      Partnership       December 31,      Partnership
                            2003              Unit              2002             Unit

Operations                 $ 797             $ 7.91            $ 517            $ 5.13
Refinancing (1)             1,032             10.24                --               --
                           $1,829            $18.15            $ 517            $ 5.13

(1) From proceeds from the refinancing of the mortgages encumbering Georgetown Apartments in May 2003.

Subsequent to December 31, 2003, the Partnership distributed approximately $3,927,000 to the partners (approximately $3,888,000 to the limited partners or $38.96 per limited partnership unit) from proceeds from the sale of Georgetown Apartments.

Future cash distributions will depend on the levels of cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in 2004 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 64,235 Units in the Partnership representing 64.36% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 64.36% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net income for the year ended December 31, 2003 was approximately $140,000, compared to net income of approximately $58,000 for the year ended December 31, 2002. On March 2, 2004, the Partnership sold Georgetown Apartments to an unrelated third party for a gross sale price of approximately $10,950,000. The net proceeds realized by the Partnership were approximately $10,769,000 after payment of closing costs and a prepayment penalty owed by the Partnership and paid by the buyer. The Partnership used approximately $6,062,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership will realize a gain of approximately $9,556,000 as a result of the sale during the first quarter of 2004. In addition, the Partnership will record a loss on the early extinguishment of debt of approximately $159,000 during the first quarter of 2004 as a result of the write-off of unamortized loan costs and a prepayment penalty. Effective January 1, 2002, the Partnership adopted
Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that the results of operations for long lived assets that are being held for sale or have already been disposed of be reported as discontinued operations on the statement of operations. Georgetown Apartments is considered held for sale as of December 31, 2003. As a result, the consolidated statement of operations included in "Item 7. Financial Statements" has been restated as of January 1, 2002 to reflect the operations of Georgetown Apartments, which was sold to an unrelated third party on March 2, 2004, as income from discontinued operations. The property's operations, income of approximately $311,000 and $120,000 for the years ended December 31, 2003 and 2002, respectively, including revenues of approximately $1,562,000 and $1,633,000 are included in income from discontinued operations. The consolidated balance sheet reflects the assets and liabilities of Georgetown Apartments as assets held for sale and liabilities related to assets held for sale, respectively.

The Partnership's loss from continuing operations for the year ended December 31, 2003 was approximately $171,000, compared to loss from continuing operations of approximately $62,000 for the year ended December 31, 2002. The increase in loss from continuing operations is due to a decrease in total revenues, partially offset by a decrease in total expenses. The decrease in total revenues is due to decreases in both rental and other income, partially offset by the recognition of a casualty gain during 2003. The decrease in rental income is primarily due to decreases in the average rental rate and increases in bad debt expense and concessions at both of the Partnership's remaining investment properties and reduced occupancy at Landmark Apartments. The decrease in other income is primarily due to a decrease in cable television revenue and administrative fees at both properties.

The casualty gain recognized in 2003 is the result of a winter storm which occurred at Deer Creek Apartments in February 2003, causing minor damage to 37 units. The property suffered approximately $54,000 in damages. Insurance proceeds of approximately $52,000 were received during the year ended December 31, 2003 to cover the damages. After writing off the cost of the undepreciated damaged assets of approximately $1,000, the Partnership recognized a casualty gain of approximately $51,000 for the year ended December 31, 2003.

The decrease in total expenses is due to decreases in depreciation, interest and general and administrative expenses, partially offset by increases in both operating and property tax expense. The decrease in depreciation expense is due to buildings and property improvements and replacements placed into service in prior years becoming fully depreciated during 2003. The decrease in interest expense is due to payments of principal made on the mortgages encumbering the Partnership's properties, which reduced the carrying balance of the loans. The increase in operating expenses is primarily due to increases in utility and advertising expenses at Landmark Apartments, and increased snow removal costs and contract service expenses at Deer Creek Apartments, partially offset by a decrease in property management fees at both of the Partnership's properties and reduced contract service expenses at Landmark Apartments. The increase in property tax expense is due to an increase in the tax rate at both properties. General and administrative expenses decreased primarily due to a decrease in the management fee due to the Managing General Partner based on cash flow as allowed under the Partnership Agreement, partially offset by an increase in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the years ended December 31, 2003 and 2002 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At December 31, 2003, the Partnership had cash and cash equivalents of approximately $793,000 compared to approximately $669,000 at December 31, 2002. The increase in cash and cash equivalents of approximately $124,000 is due to approximately $1,769,000 of cash provided by operating activities, partially offset by approximately $1,436,000 of cash used in financing activities and approximately $209,000 of cash used in investing activities. Cash used in financing activities consisted of distributions to the partners, payments of principal made on the mortgages encumbering the Partnership's properties, repayment of the mortgage notes payable due to the refinancing of the mortgages encumbering Georgetown Apartments and the loan costs and prepayment penalties paid, partially offset by proceeds received from the refinancing of the mortgages encumbering Georgetown Apartments. Cash used in investing activities consisted of property improvements and replacements, partially offset by net receipts from escrow accounts maintained by the mortgage lenders and proceeds received related to the casualty at Deer Creek Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year and currently expects to budget approximately $319,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Deer Creek Apartments of approximately $12,957,000 is amortized over 20 years and matures on July 1, 2021 at which time it is scheduled to be fully amortized. The mortgage indebtedness encumbering Landmark Apartments of approximately $6,038,000, is amortized over 30 years with a balloon payment of approximately $5,950,000 due November 1, 2004. The mortgage encumbering Landmark Apartments matured November 1, 2003. However, the Managing General Partner has negotiated a one year extension, which extends the maturity of the loan to November 1, 2004, with a one-time right to extend to February 1, 2005. The extension requires the Partnership to continue making monthly payments of principal and interest under the terms of the original mortgage. The Managing General Partner will attempt to refinance the mortgage encumbering Landmark Apartments and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

On May 21, 2003, the Partnership refinanced the mortgages encumbering Georgetown Apartments. The refinancing replaced the existing mortgages of approximately $5,017,000 with a new mortgage in the amount of $6,175,000. Total capitalized loan costs were approximately $174,000 during the year ended December 31, 2003. These costs included approximately $62,000 in fees payable to the Managing General Partner. The Partnership recognized a loss on the early extinguishment of debt of approximately $58,000 during the year ended December 31, 2003, due to the write off of unamortized loan costs and debt discounts and the payment of a prepayment penalty.

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

As of June 1, 2003, the loan on Georgetown Apartments was assumed by a different lender. The credit facility ("Permanent Credit Facility") with the new lender has a maturity of five years with an option for the Partnership to elect one five-year extension. This Permanent Credit Facility creates separate loans for each property refinanced thereunder, which loans are not cross-collateralized or cross-defaulted with each other. Each note under this Permanent Credit Facility begins as a variable rate loan, and provides the option, after three years, of converting to a fixed rate loan. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points (1.92% at December 31, 2003), and resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the property is financed by the Permanent Credit Facility. This loan was repaid subsequent to December 31, 2003 (as discussed in "Results of Operations").

The Partnership distributed the following amounts during the years ended December 31, 2003 and 2002 (in thousands, except per unit data):


                         Year Ended       Per Limited        Year Ended       Per Limited
                        December 31,      Partnership       December 31,      Partnership
                            2003              Unit              2002             Unit

Operations                 $ 797             $ 7.91            $ 517            $ 5.13
Refinancing (1)             1,032             10.24                --               --
                           $1,829            $18.15            $ 517            $ 5.13

(1) From proceeds from the refinancing of the mortgages encumbering Georgetown Apartments in May 2003.

Subsequent to December 31, 2003, the Partnership distributed approximately $3,927,000 to the partners (approximately $3,888,000 to the limited partners or $38.96 per limited partnership unit) from proceeds from the sale of Georgetown Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures, to permit any distributions to its partners in 2004 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 64,235 limited partnership units (the "Units") in the Partnership representing 64.36% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 64.36% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note A - Organization and Summary of Significant Accounting Policies" which is included in the consolidated financial statements in "Item 7. Financial Statements". The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

The Partnership's investment properties are recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Item 7.     Financial Statements

ANGELES INCOME PROPERTIES, LTD. II

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2003

      Consolidated Statements of Operations - Years ended December 31, 2003 and 2002

      Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2003 and 2002

      Consolidated Statements of Cash Flows - Years ended December 31, 2003 and 2002

      Notes to Consolidated Financial Statements

              Report of Ernst & Young LLP, Independent Auditors



The Partners
Angeles Income Properties, Ltd. II


We have audited the accompanying consolidated balance sheet of Angeles Income Properties, Ltd. II as of December 31, 2003, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Income Properties, Ltd. II at December 31, 2003, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

                                                          /s/ERNST & YOUNG LLP


Greenville, South Carolina
March 24, 2004

                      ANGELES INCOME PROPERTIES, LTD. II

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2003


Assets
   Cash and cash equivalents                                                 $ 793
   Receivables and deposits                                                      359
   Restricted escrow                                                              33
   Other assets                                                                  465
   Investment properties (Notes B and E):
      Land                                                    $ 1,691
      Buildings and related personal property                   25,592
                                                               27,283
      Less accumulated depreciation                            (22,060)        5,223
   Assets held for sale (Note I)                                               1,344
                                                                            $ 8,217
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 69
   Tenant security deposit liabilities                                           215
   Other liabilities                                                             386
   Due to affiliates (Note D)                                                    222
   Mortgage notes payable (Note B)                                            18,995
   Liabilities related to assets held for sale (Note I)                        6,303

Partners' Deficit
   General partners                                            $ (618)
   Limited partners (99,804 units issued and
      outstanding)                                             (17,355)      (17,973)
                                                                            $ 8,217


         See Accompanying Notes to Consolidated Financial Statements

                      ANGELES INCOME PROPERTIES, LTD. II

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)


                                                                           Years Ended
                                                                           December 31,
                                                                       2003           2002
                                                                                   (Restated)
Revenues:
  Rental income                                                      $ 4,744         $ 5,136
  Other income                                                           410             436
  Casualty gain (Note F)                                                  51              --
        Total revenues                                                 5,205           5,572

Expenses:
  Operating                                                            1,825           1,701
  General and administrative                                             452             461
  Depreciation                                                         1,077           1,447
  Interest                                                             1,470           1,494
  Property taxes                                                         552             531
        Total expenses                                                 5,376           5,634

Loss from continuing operations                                         (171)            (62)
Income from discontinued operations (Note I)                             311             120
Net income (Note C)                                                   $ 140           $ 58

Net income allocated to general partners (1%)                          $ 1             $ 1
Net income allocated to limited partners (99%)                           139              57

                                                                      $ 140           $ 58
Per limited partnership unit:
Loss from continuing operations                                        (1.69)          (0.62)
Income from discontinued operations                                     3.08            1.19
Net income                                                            $ 1.39         $ 0.57

Distributions per limited partnership unit                           $ 18.15         $ 5.13

         See Accompanying Notes to Consolidated Financial Statements

                      ANGELES INCOME PROPERTIES, LTD. II

           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)



                                         Limited
                                       Partnership    General     Limited
                                          Units       Partners   Partners      Total

Original capital contributions           100,000        $ 1      $ 50,000     $ 50,001

Partners' deficit at
  December 31, 2001                       99,784       $ (597)   $(15,228)    $(15,825)

Distributions to partners                     --           (5)       (512)        (517)

Net income for the year ended
  December 31, 2002                           --            1          57           58

Partners' deficit at
  December 31, 2002                       99,784         (601)    (15,683)     (16,284)

Distributions to partners                     --          (18)     (1,811)      (1,829)

Units recorded as abandoned
  in error (Note G)                           20           --          --           --

Net income for the year ended
  December 31, 2003                           --            1         139          140

Partners' deficit at
  December 31, 2003                       99,804       $ (618)   $(17,355)    $(17,973)

         See Accompanying Notes to Consolidated Financial Statements

                      ANGELES INCOME PROPERTIES, LTD. II

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                       Years Ended
                                                                      December 31,
                                                                    2003         2002
Cash flows from operating activities:
  Net income                                                        $ 140         $ 58
  Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation                                                   1,377        1,908
      Amortization of mortgage discounts and loan costs                 80           81
      Loss on early extinguishment of debt                              58           --
      Casualty gain                                                    (51)          --
      Change in accounts:
        Receivables and deposits                                      (123)          84
        Other assets                                                    (6)         (39)
        Accounts payable                                                16          (39)
        Tenant security deposit liabilities                              9          (22)
        Accrued property taxes                                          30           10
        Due to affiliates                                              117          103
        Other liabilities                                              122           40
          Net cash provided by operating activities                  1,769        2,184

Cash flows from investing activities:
  Property improvements and replacements                              (376)        (560)
  Net withdrawals from (deposits to) restricted escrows                115          (26)
  Insurance proceeds received                                           52           --
          Net cash used in investing activities                       (209)        (586)

Cash flows from financing activities:
  Payments on mortgage notes payable                                  (563)        (515)
  Proceeds from mortgage note payable                                6,175           --
  Repayment of mortgage notes payable                               (5,017)          --
  Advances from affiliate                                               --           65
  Repayment of advances from affiliate                                  --         (112)
  Loan costs paid                                                     (174)          --
  Prepayment penalty paid                                              (28)          --
  Distributions to partners                                         (1,829)        (517)
          Net cash used in financing activities                     (1,436)      (1,079)

Net increase in cash and cash equivalents                              124          519
Cash and cash equivalents at beginning of year                         669          150
Cash and cash equivalents at end of year                            $ 793        $ 669
Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 1,587      $ 1,939

At December 31, 2001, approximately $59,000 of property improvements and replacements were included in accounts payable which are included in property improvements and replacements for the year ended December 31, 2002.

         See Accompanying Notes to Consolidated Financial Statements

                      ANGELES INCOME PROPERTIES, LTD. II

                  Notes to Consolidated Financial Statements

                                December 31, 2003


Note A - Organization and Summary of Significant Accounting Policies

Organization: Angeles Income Properties, Ltd. II (the "Partnership" or "Registrant") is a California limited partnership organized on October 12, 1982 to acquire and operate residential and commercial real estate properties. The Partnership's managing general partner responsible for management of the Partnership's business, is Angeles Realty Corporation II ("ARC II" or the "Managing General Partner"). ARC II was wholly-owned by MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"). Effective February 26, 1999, IPT was merged into Apartment
Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. Thus, the Managing General Partner is now wholly-owned by AIMCO. The non-managing general partner is AIMCO Properties, L.P. (an affiliate of AIMCO). The Managing General Partner and the non-managing general partner are herein collectively referred to as the "General Partners". The Partnership Agreement provides that the Partnership is to terminate on December 31, 2037 unless terminated prior to such date. As of December 31, 2003, the Partnership operated three residential properties located one each in New Jersey, Indiana and North Carolina. Subsequent to December 31, 2003, the Partnership sold Georgetown Apartments to an unrelated third party (as discussed in Note I).

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

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $655,000 at December 31, 2003 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits: The Partnership requires security deposits from all apartment lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates the apartment provided the tenant has not damaged the space and is current on rental payments.

Investment Properties: Investment properties consist of three apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of investment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were necessary for the years ending December 31, 2003 or 2002.

Loan Costs: At December 31, 2003, loan costs of approximately $554,000 less accumulated amortization of approximately $213,000 are included in other assets on the consolidated balance sheet and are being amortized using the straight-line method for Landmark Apartments and the effective interest method for Deer Creek Apartments over the lives of the related loans. Amortization expense from continuing operations of approximately $49,000 and $41,000 is included in interest expense in the accompanying consolidated statements of operations for the years ended December 31, 2003 and 2002, respectively. Amortization expense is expected to be approximately $30,000 for 2004, $29,000 for 2005, $28,000 for 2006, $27,000 for 2007 and $26,000 for 2008.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. In addition, the Managing General Partner's policy is to offer rental concessions during periods of declining occupancy or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The fair value of the Partnership's long term debt of approximately $12,957,000 encumbering Deer Creek Apartments at December 31, 2003, is approximately $14,239,000 after discounting the scheduled loan payments to maturity at the Partnership's incremental borrowing rate. Due to its November 2004 maturity, the carrying amount of the mortgage encumbering Landmark Apartments of approximately $6,038,000 approximates its fair value.

Restricted Escrow:

      Replacement Reserve - A replacement reserve account is maintained for Landmark Apartments. The property has a required monthly payment into its account to cover the costs of capital improvements and replacements. The balance of this account at December 31, 2003, is approximately $33,000 which includes interest.

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

Advertising: The Partnership expenses the cost of advertising as incurred. Advertising costs from continuing operations of approximately $70,000 and $57,000 for the years ended December 31, 2003 and 2002, respectively, were charged to operating expense.

Recent Accounting Pronouncements:

Effective January 1, 2002, the Partnership adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as discontinued operations on the statement of operations. As a result, the accompanying consolidated statement of operations for the year ended December 31, 2002 has been restated as of January 1, 2002 to reflect the operations of Georgetown Apartments, which was sold March 2, 2004, as income from discontinued operations. The consolidated balance sheet reflects the assets and liabilities of Georgetown Apartments as assets held for sale and liabilities related to assets held for sale, respectively.

Note B - Mortgage Notes Payable


                           Principal     Monthly                            Principal
                          Balance At     Payment     Stated                  Balance
                         December 31,   Including   Interest   Maturity      Due At
Property                     2003       Interest      Rate       Date       Maturity
                              (in thousands)                             (in thousands)
Deer Creek Apartments
  1st mortgage              $12,957       $ 110      7.43%     07/2021        $ --

Landmark Apartments
  1st mortgage                6,038          45      7.33%     11/2004         5,950
                            $18,995       $ 155                              $ 5,950

(1) The mortgage encumbering Landmark Apartments matured November 1, 2003. However, the Managing General Partner has negotiated a one year extension, which extends the maturity of the loan to November 1, 2004, with a one-time right to extend to February 1, 2005. The extension requires the Partnership to continue making monthly payments of principal and interest under the terms of the original mortgage.

On May 21, 2003, the Partnership refinanced the mortgages encumbering Georgetown Apartments. The refinancing replaced the existing mortgages of approximately $5,017,000 with a new mortgage in the amount of $6,175,000. Total capitalized loan costs were approximately $174,000 during the year ended December 31, 2003. These costs included approximately $62,000 in fees payable to the Managing General Partner. The Partnership recognized a loss on the early extinguishment of debt of approximately $58,000 during the year ended December 31, 2003, due to the write off of unamortized loan costs and debt discounts and the payment of a prepayment penalty, which is included in income from discontinued operations on the accompanying consolidated statements of operations.

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

As of June 1, 2003, the loan on Georgetown Apartments was assumed by a different lender. The credit facility ("Permanent Credit Facility") with the new lender has a maturity of five years with an option for the Partnership to elect one five-year extension. This Permanent Credit Facility creates separate loans for each property refinanced thereunder, which loans are not cross-collateralized or cross-defaulted with each other. Each note under this Permanent Credit Facility begins as a variable rate loan, and provides the option, after three years, of converting to a fixed rate loan. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points (1.92% at December 31, 2003), and resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the property is financed by the Permanent Credit Facility. This loan, which is included in liabilities related to assets held for sale at December 31, 2003, was repaid subsequent to December 31, 2003 (as discussed in "Note I").

The mortgage notes payable are nonrecourse and are secured by pledge of certain of the Partnership's rental properties and by pledge of revenues from the respective rental properties. Certain of the notes require prepayment penalties if repaid prior to maturity.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 2003, are as follows (in thousands):

                                   2004        $ 6,409
                                   2005            401
                                   2006            431
                                   2007            465
                                   2008            500
                                Thereafter      10,789
                                               $18,995

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                          2003          2002

Net income as reported                    $ 140         $ 58
Add (deduct):
  Depreciation differences                   603        1,098
  Unearned income                            (30)         100
  Accrued audit                               (4)         (10)
  Casualty gain                              (51)          --
  Other                                      382         (279)

Federal taxable income                   $ 1,040       $ 967

Federal taxable income per limited
  partnership unit                       $ 10.32       $ 9.59

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

Net liabilities as reported                  $ (17,973)
Land and buildings                               2,454
Accumulated depreciation                          (426)
Syndication and distribution costs               6,148
Unearned income                                     41
Other                                              226
Net liabilities - Federal tax basis           $ (9,530)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $331,000 and $364,000 for the years ended December 31, 2003 and 2002 respectively, which is included in operating expenses and income from discontinued operations.

Affiliates of the Managing General Partner were eligible to receive reimbursement of accountable administrative expenses amounting to approximately $202,000 and $196,000 for the years ended December 31, 2003 and 2002, respectively, which are included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $11,000 and $28,000 for the years ended December 31, 2003 and 2002, respectively. The construction management service fees are calculated based on a percentage of additions to investment properties. Included in reimbursement of accountable administrative expense for the year ended December 31, 2003 is approximately $40,000 owed to affiliates of the Managing General Partner at December 31, 2003. This amount is included in due to affiliates.

The Partnership Agreement provides for a fee equal to 10% of "Net cash from operations," as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. During the years ended December 31, 2003 and 2002, the Managing General Partner earned fees of approximately $77,000 and $105,000, respectively, which are accrued and are included in general and administrative expenses and due to affiliates.

In accordance with the Partnership Agreement, the Managing General Partner loaned the Partnership funds for operating expenses at Deer Creek Apartments and Landmark Apartments. During the year ended December 31, 2002, loans of approximately $112,000 were repaid in full by the Partnership. Interest was charged at the prime rate plus 2%. Interest expense was approximately $1,000 for the year ended December 31, 2002.

Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a distribution equal to 3% of the aggregate disposition price of sold properties. The Partnership paid a distribution of approximately $86,000 to the Managing General Partner related to the sale of Atlanta Crossing Shopping Center in March 2000. The right to receive payment for this amount is subordinate to the right of the limited partners to receive their original capital contributions plus a cumulative preferred return of 6% per annum of their adjusted capital investment, as defined in the Partnership Agreement. If the limited partners have not received these returns when the Partnership terminates, the Managing General Partner will be required to return this amount to the Partnership.

The Partnership paid an affiliate of the Managing General Partner approximately $62,000 for loan costs related to the refinancing of Georgetown Apartments during the year ended December 31, 2003. These costs were capitalized and are included in assets held for sale.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $86,000 and $104,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 64,235 limited partnership units (the "Units") in the Partnership representing 64.36% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 64.36% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Note E - Investment Properties and Accumulated Depreciation


                                                   Initial Cost
                                                  To Partnership
                                                  (in thousands)
                                                          Buildings         Cost
                                                         and Related     Capitalized
                                                           Personal     Subsequent to
Description                 Encumbrances       Land        Property      Acquisition
                           (in thousands)                              (in thousands)

Deer Creek Apartments          $12,957         $ 953       $ 8,863         $ 4,268
Landmark Apartments              6,038            738        9,885           2,576
Totals                         $18,995        $ 1,691      $18,748         $ 6,844


                          Gross Amount At Which Carried
                              At December 31, 2003
                                 (in thousands)

                                    Buildings
                                   And Related
                                   Personal               Accumulated     Date    Depreciable
      Description         Land     Property     Total     Depreciation  Acquired     Life
                                                         (in thousands)
Deer Creek Apartments    $ 953     $13,131     $14,084      $10,367     09/28/83   5-30 yrs
Landmark Apartments         738     12,461      13,199       11,693     12/16/83   5-30 yrs
Totals                   $1,691    $25,592     $27,283      $22,060

Reconciliation of "investment properties and accumulated depreciation":

                                                Years Ended December 31,
                                                  2003            2002
                                                     (in thousands)
Investment Properties
Balance at beginning of year                    $35,370          $34,869
   Property improvements                            376              501
   Assets held for sale                          (8,433)              --
   Disposal of property                             (30)              --
Balance at end of year                          $27,283          $35,370

Accumulated Depreciation
Balance at beginning of year                    $28,025          $26,117
   Additions charged to expense                   1,377            1,908
   Assets held for sale                          (7,313)              --
   Disposal of property                             (29)              --
Balance at end of year                          $22,060          $28,025

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2003 and 2002 is approximately $29,639,000 and $37,778,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2003 and 2002, is approximately $22,696,000 and $29,026,000, respectively.

Georgetown Apartments which sold on March 2, 2004 is excluded from these schedules and is classified as assets held for sale at December 31, 2003. The gross carrying value and accumulated depreciation of Georgetown Apartments was approximately $8,433,000 and $7,313,000, respectively.

Note F - Casualty Event

In February 2003, Deer Creek Apartments experienced minor damage to 37 units as a result of a winter storm. The property suffered approximately $54,000 in damages. Insurance proceeds of approximately $52,000 were received during the year ended December 31, 2003 to cover the damages. After writing off the cost of the undepreciated damaged assets of approximately $1,000, the Partnership recognized a casualty gain of approximately $51,000 for the year ended December 31, 2003.

Note G - Units Abandoned in Error

During the year ended December 31, 2003, the Partnership discovered that 20 limited partnership Units that had previously been reported as abandoned were actually not abandoned. The Units were reinstated as of January 1, 2003 and back distributions of approximately $4,000 were paid to the unitholder during the year ended December 31, 2003.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. The Managing General Partner is currently scheduled to file a brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

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

Note I - Subsequent Event

On March 2, 2004, the Partnership sold Georgetown Apartments to an unrelated third party for a gross sale price of approximately $10,950,000. The net proceeds realized by the Partnership were approximately $10,769,000 after payment of closing costs and a prepayment penalty owed by the Partnership and paid by the buyer. The Partnership used approximately $6,062,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership will realize a gain of approximately $9,556,000 as a result of the sale during the first quarter of 2004. In addition, the Partnership will record a loss on the early extinguishment of debt of approximately $159,000 during the first quarter of 2004 as a result of the write-off of unamortized loan costs and a prepayment penalty. The property's operations, income of approximately $311,000 and $120,000 for the years ended December 31, 2003 and 2002, respectively, including revenues of approximately $1,562,000 and $1,633,000 are included in income from discontinued operations. The Partnership distributed approximately $3,927,000 of the net proceeds to the partners subsequent to December 31, 2003.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

            None.

Item 8A.    Controls and Procedures

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The names of the directors and officers of Angeles Realty Corporation II ("ARC II" or "Managing General Partner"), the Managing General Partner of Angeles Income Properties, Ltd. II (the "Partnership" or "Registrant") as of December 31, 2003, their ages and the nature of all positions with ARC II presently held by them are as follows:

Peter K. Kompaniez               59   Director
Martha L. Long                   44   Director and Senior Vice President
Harry G. Alcock                  41   Executive Vice President
Miles Cortez                     60   Executive Vice President, General Counsel
                                      and Secretary
Patti K. Fielding                40   Executive Vice President
Paul J. McAuliffe                47   Executive Vice President and Chief
                                      Financial Officer
Thomas M. Herzog                 41   Senior Vice President and Chief Accounting
                                       Officer

Peter K. Kompaniez has been Director of the Managing General Partner since February 2004. Mr. Kompaniez has been Vice Chairman of the Board of Directors of AIMCO since July 1994 and was appointed President in July 1997. Mr. Kompaniez has also served as Chief Operating Officer of NHP Incorporated after it was acquired by AIMCO in December 1997. Effective April 1, 2004, Mr. Kompaniez resigned as President of AIMCO. Mr. Kompaniez will continue in his role as Director of the Managing General Partner and Vice Chairman of AIMCO's Board and will serve AIMCO on a variety of special and ongoing projects in an operating role.

Martha L. Long has been a Director and Senior Vice President of the Managing General Partner since February 2004. Ms. Long has been with AIMCO since
October 1998 and has served in various capacities. From 1998 to 2001, Ms. Long served as Senior Vice President and Controller of AIMCO and the Managing General Partner. During 2002 and 2003, Ms. Long served as Senior Vice President of Continuous Improvement for AIMCO.

Harry G. Alcock was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President-Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the Managing General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Managing General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding is responsible for securities and debt financing and the treasury department. Ms. Fielding joined AIMCO in February 1997 and served as Vice President - Tenders, Securities and Debt until January 2000.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Managing General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the Managing General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000, including a two-year assignment in the real estate national office.

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

The board of directors of the Managing General Partner does not have a separate audit committee. As such, the board of directors of the Managing General Partner fulfills the functions of an audit committee. The board of directors has determined that Martha L. Long meets the requirement of an "audit committee financial expert".

The directors and officers of the Managing General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 10.    Executive Compensation

No remuneration was paid by the Partnership to any director or officer of the Managing General Partner during the year ended December 31, 2003.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units (the "Units") of the Registrant as of December 31, 2003.

         Entity                               Number of Units   Percentage

         Cooper River Properties, LLC
          (an affiliate of AIMCO)                   5,864          5.88%
         AIMCO IPLP, L.P. (formerly known
           as Insignia Properties, L.P.)
          (an affiliate of AIMCO)                   3,990          4.00%
         Broad River Properties, LLC
          (an affiliate of AIMCO)                   8,908          8.92%
         AIMCO Properties, L.P.
          (an affiliate of AIMCO)                  45,473         45.56%

Cooper River Properties, LLC, AIMCO IPLP, L.P., and Broad River Properties, LLC are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $331,000 and $364,000 for the years ended December 31, 2003 and 2002 respectively, which is included in operating expenses and income from discontinued operations.

Affiliates of the Managing General Partner were eligible to receive reimbursement of accountable administrative expenses amounting to approximately $202,000 and $196,000 for the years ended December 31, 2003 and 2002, respectively, which are included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $11,000 and $28,000 for the years ended December 31, 2003 and 2002, respectively. The construction management service fees are calculated based on a percentage of additions to investment properties. Included in reimbursement of accountable administrative expense for the year ended December 31, 2003 is approximately $40,000 owed to affiliates of the Managing General Partner at December 31, 2003. This amount is included in due to affiliates.

The Partnership Agreement provides for a fee equal to 10% of "Net cash from operations," as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. During the years ended December 31, 2003 and 2002, the Managing General Partner earned fees of approximately $77,000 and $105,000, respectively, which are accrued and are included in general and administrative expenses and due to affiliates.

In accordance with the Partnership Agreement, the Managing General Partner loaned the Partnership funds for operating expenses at Deer Creek Apartments and Landmark Apartments. During the year ended December 31, 2002, loans of approximately $112,000 were repaid in full by the Partnership. Interest was charged at the prime rate plus 2%. Interest expense was approximately $1,000 for the year ended December 31, 2002.

Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a distribution equal to 3% of the aggregate disposition price of sold properties. The Partnership paid a distribution of approximately $86,000 to the Managing General Partner related to the sale of Atlanta Crossing Shopping Center in March 2000. The right to receive payment for this amount is subordinate to the right of the limited partners to receive their original capital contributions plus a cumulative preferred return of 6% per annum of their adjusted capital investment, as defined in the Partnership Agreement. If the limited partners have not received these returns when the Partnership terminates, the Managing General Partner will be required to return this amount to the Partnership.

The Partnership paid an affiliate of the Managing General Partner approximately $62,000 for loan costs related to the refinancing of Georgetown Apartments during the year ended December 31, 2003. These costs were capitalized and are included in assets held for sale.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $86,000 and $104,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 64,235 limited partnership units (the "Units") in the Partnership representing 64.36% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 64.36% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            See Exhibit Index attached.

      (b) Reports on Form 8-K:

            None filed during the quarter ended December 31, 2003.

Item 14.    Principal Accounting Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2004.

Audit  Fees.  The  Partnership   paid  to  Ernst  &  Young  LLP  audit  fees  of
approximately $45,000 and $44,000 for 2003 and 2002, respectively.

Tax Fees. The Partnership paid to Ernst & Young LLP fees for tax services for 2003 and 2002 of approximately $14,000 and $19,000, respectively.

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


                                    ANGELES INCOME PROPERTIES, LTD. II


                                    By:   Angeles Realty Corporation II
                                          Managing General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Thomas M. Herzog
                                          Thomas M. Herzog
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: March 29, 2004


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/Peter K. Kompaniez         Director                      Date: March 29, 2004
Peter K. Kompaniez


/s/Martha L. Long             Director and Senior Vice      Date: March 29, 2004
Martha L. Long                President


/s/Thomas M. Herzog           Senior Vice President         Date: March 29, 2004
Thomas M. Herzog              and Chief Accounting Officer

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

      10.20 a) Multifamily Note dated May 16, 2003 between Georgetown AIP II, L.P. and GMAC Commercial Mortgage Corporation, incorporated by reference to the Current Report on Form 8-K dated May 22, 2003 and Filed on June 6, 2003.

      10.20 b) Guaranty dated May 16, 2003 by AIMCO Properties, L.P. for the benefit of GMAC Commercial Mortgage Corporation, incorporated by reference to the Current Report on Form 8-K dated May 22, 2003 and Filed on June 6, 2003.

      10.20 c) Completion/Repair and Security Agreement dated May 16, 2003 between Georgetown AIP II, L.P. and GMAC Commercial Mortgage Corporation, incorporated by reference to the Current Report on Form 8-K dated May 22, 2003 and Filed on June 6, 2003.

      10.20 d) Replacement Reserve and Security Agreement dated May 16, 2003 between Georgetown AIP II, L.P. and GMAC Commercial Mortgage Corporation, incorporated by reference to the Current Report on Form 8-K dated May 22, 2003 and Filed on June 6, 2003.

      10.20(e) Sixth Reaffirmation and Joinder Agreement dated May 16, 2003 between Georgetown AIP II, L.P., GMAC Commercial Mortgage Corporate, and Fannie Mae, a federally chartered and stockholder owned corporation, incorporated by reference to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003.

      10.21 Purchase and Sale Contract between Georgetown AIP II, L.P. and Freestone Realty Advisors, LLC, dated November 25, 2003, incorporated by reference to the Current Report on Form 8-K dated March 2, 2004.

      10.22 First Amendment to Purchase and Sale Contract between Georgetown AIP II, L.P. and Freestone Realty Advisors, LLC, dated January 9, 2004, incorporated by reference to the Current Report on Form 8-K dated March 2, 2004.

      10.23 Second Amendment to Purchase and Sale Contract between Georgetown AIP II, L.P. and Freestone Realty Advisors, LLC, dated January 12, 2004, incorporated by reference to the Current Report on Form 8-K dated March 2, 2004.

      10.24 Third Amendment to Purchase and Sale Contract between Georgetown AIP II, L.P. and Freestone Realty Advisors, LLC, dated January 13, 2004, incorporated by reference to the Current Report on Form 8-K dated March 2, 2004.

      10.25 Reinstatement and Fourth Amendment to Purchase and Sale Contract between Georgetown AIP II, L.P. and Freestone Realty Advisors, LLC, dated January 24, 2004, incorporated by reference to the Current Report on Form 8-K dated March 2, 2004.

      10.26 Assignment and Assumption of Contract between Freestone Realty Advisors, LLC, as Assignor and Georgetown Apartment Homes-FRIP, L.L.C., as Assignee, dated February 11, 2004, incorporated by reference to the Current Report on Form 8-K dated March 2, 2004.

      10.27 Form of Modification and Extension Agreement by and among Federal Home Loan Mortgage Corporation, Angeles Income Properties, Ltd. II, and Commonwealth Land Title Company of North Carolina for Landmark Apartments is incorporated herein.*

      31.1 Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1        Certification   Pursuant  to  18  U.S.C.  Section  1350,  as
                  Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     * Schedules and supplemental materials to the exhibit have been omitted but will be provided to the Securities and Exchange Commission upon request.

Exhibit 31.1
                                  CERTIFICATION
I, Martha L. Long, certify that:

1. I have reviewed this annual report on Form 10-KSB of Angeles Income Properties Ltd. II;

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


Date:  March 29, 2004

                                    /s/Martha L. Long
                                    Martha L. Long
                                    Senior  Vice  President  of  Angeles  Realty
                                    Corporation  II,  equivalent  of  the  chief
                                    executive officer of the Partnership

Exhibit 31.2
                                  CERTIFICATION
I, Thomas M. Herzog certify that:

1. I have reviewed this annual report on Form 10-KSB of Angeles Income Properties Ltd. II;

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

Date:  March 29, 2004
                                    /s/Thomas M. Herzog
                                    Thomas M. Herzog
                                    Senior Vice President and Chief
                                    Accounting Officer of Angeles Realty
                                    Corporation II, equivalent of the chief
                                    financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Angeles Income Properties, Ltd. II (the "Partnership"), for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Thomas M. Herzog, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 29, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  March 29, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Exhibit 10.27

================================================================================

================================================================================


                      MODIFICATION AND EXTENSION AGREEMENT

                                  by and among

                     FEDERAL HOME LOAN MORTGAGE CORPORATION,

                       ANGELES INCOME PROPERTIES, LTD. II,

                                       and

                         COMMONWEALTH LAND TITLE COMPANY
                                OF NORTH CAROLINA



                               Landmark Apartments
                               2515 Landmark Drive
                                Raleigh, NC 27607


================================================================================







                         THIS DOCUMENT WAS PREPARED BY,
                         AND AFTER RECORDING, RETURN TO:

                                 George Kielman
                           Freddie Mac Legal Division
                      8200 Jones Branch Drive, Mailstop 202
                             McLean, Virginia 22102

                                              Freddie Mac Loan Number: 734079818
                                                             Landmark Apartments


                      MODIFICATION AND EXTENSION AGREEMENT
                    (2515 Landmark Drive, Raleigh, NC 27607)

      THIS EXTENSION AND MODIFICATION AGREEMENT (this "Agreement") is made as of the date hereinafter stated, but effective as of November 1, 2003 (the "Effective Date"), by and among the FEDERAL HOME LOAN MORTGAGE CORPORATION, a corporate instrumentality of the United States of America, (hereinafter referred to as "Freddie Mac" or "Lender") having an office at 8200 Jones Branch Drive, McLean, Virginia 22102, ANGELES INCOME PROPERTIES, LTD. II, a California limited partnership, (the "Borrower"), having an address at c/o AIMCO, Attn: Patti K. Fielding, Executive Vice President, 4582 South Ulster Street, Suite 1100, Denver, CO 80237, and COMMONWEALTH LAND TITLE COMPANY OF NORTH CAROLINA, as Trustee (the "Trustee");

                                W I T N E S S E T H:

A. On or about July 1, 1996, Lehman Brothers Holdings, Inc., d/b/a Lehman Capital, a division of Lehman Brothers Holdings, Inc. (the "Original Lender") made a loan (the "Loan") in the amount of SIX MILLION SIX HUNDRED THOUSAND and No/100ths Dollars ($6,600,000.00) to Borrower. The Loan is evidenced by that certain Multifamily Note in the original principal amount of SIX MILLION SIX HUNDRED THOUSAND and No/100ths Dollars ($6,600,000.00) made by Borrower payable to the order of the Original Lender, dated July 1, 1996 (the "Original Note").

B. As security for the performance and observance of its obligations under the Note, the Borrower executed and delivered to the Original Lender that certain Multifamily Deed of Trust, Assignment of Rents and Security Agreement, of even date with the Original Note, and recorded on July 5, 1996, in the Register of Deeds, Wake County, North Carolina, in Book 7061, Page 162 (the "Original Security Instrument").

C. The conditions and terms of the Original Note were modified, amended and restated by that certain Amended and Restated Multifamily Note dated November 1, 1996, in the principal amount of $6,600,000 (as amended, the "Note") and secured by that certain Amended and Restated Multifamily Deed of Trust, Assignment of Rents and Security Agreement (as amended, the "Security Instrument") dated of even date with the Note and recorded in the aforementioned Register of Deeds on November 18, 1996, in Book 7228 at Page 57, which Security Instrument encumbers the real property and related improvements and personalty commonly known as 2515 Landmark Drive, Raleigh, NC 27607, and which is legally described on Exhibit "A" attached hereto and more particularly described in the Security Instrument as the "Mortgaged Property" (the "Property").

D. As further security for the performance and observance of its obligations under the Note, and to further evidence and perfect the liens and security interests of Original Lender, the Borrower executed and delivered to the Original Lender that certain Replacement Reserve Agreement dated November 1, 1996 (the "Reserve Agreement").

E. As further security for the performance and observance of its obligations under the Note and to further evidence and perfect the liens and security interest of Original Lender, the Borrower executed and delivered to the Original Lender that certain Repair
            Escrow Agreement dated November 1, 1996 (the "Repair Escrow Agreement").

F. As further security for the performance and observance of its obligations under the Note and to further evidence and perfect the liens and security interests of Original Lender, the Borrower executed and delivered to the Original Lender or Lender the following UCC filings and certain other related documents and instruments:

(i) UCC-1 Financing Statement recorded in the Office of the Register of Deeds of Wake County, North Carolina on July 5 1996 as No. 96-005098, amended pursuant to that UCC-3 Financing Statement recorded on November 18, 1996, and assigned to Federal Home Loan Mortgage Corporation pursuant that UCC-3 Financing Statement filed on November 18, 1996;

(ii) UCC-1 Financing Statement filed with the Office of the Secretary of State of North Carolina on July 5, 1996 as No. 1356994, amended pursuant to that UCC-3 Financing Statement filed November 18, 1996 as No. 1398727, and assigned to Federal Home Loan Mortgage Corporation pursuant that UCC-3 Financing Statement filed on November 18, 1996 as No. 1398728;

(iii) UCC-1 Financing Statement naming Freddie Mac as the secured party and filed with the Office of the Secretary of State of North Carolina on September 19, 2003 as No. 20030094475F, and amended pursuant to that UCC-3 Financing Statement filed November 18, 2003 as No. 20030117139J; and

(iv) UCC-1 Financing Statement naming Freddie Mac as the secured party and filed with the Office of the Secretary of State of California on November 10, 2003 as No. 0331860561, and amended pursuant to that UCC-3 Financing Statement filed December 4, 2003 as No. 03344C0797;

The items referenced in recitals F(i) through F(iv) above are collectively, the "Financing Statements".

G. On or about November 1, 1996, the Original Lender endorsed and delivered the Note to the Lender and assigned the Loan and all of the Loan Documents to the Lender by that certain Assignment of Security Instrument (the "Assignment"), dated as of November 1, 1996, and recorded in the aforementioned Register's Office in Book 7228, Page 0085. (The Note, Security Instrument, Replacement Reserve, Repair Escrow Agreement, Financing Statements, Assignment, and any and all such other documents and instruments executed in connection therewith or relating thereto are hereinafter collectively referred to as the "Loan Documents".)

H.          Column Guaranteed LLC is the current "Servicer" of the Loan.

I. The unpaid principal balance of the Note on the day immediately prior to the Effective Date is $6,054,363.35 (the "UPB").

J. The Borrower acknowledges that, absent this Agreement, the Loan would have matured and consequently would be in monetary default.

K. In connection with the preparation and negotiation of this Agreement (which negotiations were initiated at the request of the Borrower), Lender has incurred the following expenses (the "Lender Expenses"):

a.    An extension fee in the amount of $ 0     ;

b. Title search, lien searches, recording, title endorsements and related costs in the amount of $ $2,003.75 ; and

c. Outside counsel and in-house counsel fees and expenses in the amount of $ $3,500.00 .

Freddie Mac acknowledges receiving a $ 0 deposit against the Lender Expenses.

      NOW, THEREFORE, in consideration of the foregoing recitals, the mutual covenants and agreements hereinafter set forth, the payment of the amounts required to be paid by Borrower hereunder and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, and to induce the Lender to extend the term of the Loan and modify the Loan Documents, Borrower and Lender hereby agree as follows:

1. Recitals and Exhibits. The recitals set forth above and the exhibits attached hereto are true and correct and are incorporated into this Agreement by this reference as if they were fully set forth herein.

2. Scope of Agreement. This Agreement relates only to the Loan and Loan Documents and does not affect or alter the terms and conditions of any other loan documents or any other loan or other relationship to which the Borrower and the Lender may be parties.

      3. Modifications. The Loan is hereby amended as follows:

a. Term: The term of the Loan shall be extended from November 1, 2003 to November 1, 2004 ("Extended Maturity Date").

b. Right to Extend Maturity Date. Provided that the Loan is then current and not otherwise in default, Borrower shall have a one-time right to extend the Extended Maturity Date of the Note from November 1, 2004 to February 1, 2005, upon the following terms and conditions: (i) the delivery of written notice to the Lender of Borrower's intent to exercise this one-time right to extend, to be received by the Lender no later than September 1, 2004, and (ii) payment to Lender on or before November 1, 2004, of an extension fee in the amount of $14,875.26 , or such other amount determined by Servicer, representing 25 basis points (.0025) of the then unpaid principal balance of the Note to the Lender (the "Extension Fee"). Upon Lender's timely receipt of both written notice and the Extension Fee, the term of the Note shall be automatically extended through and until February 1, 2005, and the entire unpaid principal balance on the Note, together with accrued and unpaid interest thereon, and all other obligations of Borrower under the Loan Documents, if not sooner paid, shall be due and payable in full on February 1, 2005. If Borrower fails to fully comply with the terms and conditions contained in this subparagraph b, the maturity date of the Loan shall remain November 1, 2004. Written notice shall be deemed sufficient if provided to Freddie Mac's Multifamily Asset Resolution Section, c/o Kathleen Sullivan, Freddie Mac, 8100 Jones Branch Drive, Mailstop B4G, McLean, VA 22102, or such other person as directed by Lender.

            c. Interest Rate: The Note rate of interest shall remain unchanged, in the amount stated in the Note ("Note Rate").

            d. Debt Service Payments: Commencing on November 1, 2003, and continuing on the first day of each month thereafter through the maturity of the Note, Borrower shall make consecutive monthly installments of principal and interest in the amount stated in the Note, until the entire indebtedness is fully paid, except that any remaining indebtedness, if not sooner paid, shall be due and payable as stated above.

d. Prepayment: Notwithstanding anything to the contrary in the Loan Documents, upon giving thirty (30) days written notice to the Lender, Borrower may prepay all of the principal balance of the Note on a scheduled monthly payment date, along with interest accrued through such scheduled monthly payment date, without premium or penalty.

e. Default Interest: Notwithstanding anything to the contrary in the Loan Documents, Borrower shall not be required to pay any Default Interest that accrued or may have accrued pursuant to the Loan Documents during the period November 1, 2003, through the date of execution of the Agreement by all the parties.

      4. Instrument Amendments. The Security Instrument is hereby amended to secure the Note, as amended in Paragraph 3 above, and to otherwise conform to the amendments to the Note and other Loan Documents set forth herein, and any and all references in the Security Instrument to the terms "Note" or "Instrument" respectively mean the Note or the Security Instrument, as each is amended hereby. The description of the Note in the Security Instrument is modified to conform with the modifications to the Note described in Paragraph 3 hereof. This Agreement, any UCCs, and any and all other documents executed in connection therewith are hereinafter collectively referred to as the "Modification Documents."

            The Security Instrument and the other Loan Documents are hereby amended to provide that any default under or breach of any of the terms, covenants, provisions, conditions or representations and warranties of any of the Modification Documents or any other Loan Document shall constitute a default under each of the Modification Documents and Loan Documents.

5. Funds for Taxes, Insurance and Other Charges. In addition to the payments of principal, interest and other payments due under the Loan Documents as modified by this Agreement, on the first day of each month thereafter, Borrower hereby agrees to deposit with
            Servicer the Funds as provided in Uniform Covenant 2 of the Instrument. The Funds shall include escrows for taxes, assessments and insurance premiums, calculated by Servicer in its sole discretion, in accordance with the Security Instrument and the amount of the monthly payment of Funds is subject to change in accordance with changes in the amount required to be paid for such charges for the Property on an annual basis.

6.          INTENTIONALLY OMITTED.

7.          INTENTIONALLY OMITTED.

8. Reserve Agreement. As an additional inducement to Lender to enter into this Agreement, Borrower acknowledges and re-affirms that the Reserve Agreement remains in full force and effect through the Extended Maturity Date. Any references to the Note, Security Instrument or any other Loan Documents in the Reserve Agreement shall be deemed to refer to such documents as modified by this Agreement.

9. Closing. It shall be a condition precedent to the effectiveness of this Agreement running for the benefit of the Lender, that all of the following shall be satisfied on or before the date of this Agreement, any of which may be waived by Lender in its sole discretion in writing:

a. Borrower shall pay to Lender the Lender's Expenses in cash or other readily available funds.

b.          INTENTIONALLY OMITTED.

c. Lender shall have received a Uniform Commercial Code search report issued by the Secretary of State of the State of North Carolina, the state where the Borrower is located, the state of formation of the Borrower, the state where the Borrower transacts business, and any other location that the Lender deems necessary and appropriate, showing no liens, security interests or encumbrances on the personal property, which comprises a part of the Mortgaged Property under the Security Instrument other than the liens, security interests and encumbrances in favor of Lender.

d. Lender shall have received (i) an abstractor's certificate, title search or title commitment showing no further liens or encumbrances on the Property, except those liens and encumbrances shown on Schedule "B" of that certain Loan Policy of Title Insurance No. 554-862741, having a File No. G028184, dated July 5, 1996, issued by Commonwealth Land Title Insurance company, with Endorsement effective November 18, 1996, ("Title Policy"), and (ii) a tax certificate showing that all ad valorem taxes due and owing with respect to the Property have been paid through the calendar year 2003.

e. Lender shall have received an endorsement to the Title Policy, in form acceptable to Lender, which shall (i) down date the effective date of the Title Policy to the date of recording of this Agreement,
            (ii) reflect the recordation of this Agreement, (iii) insure the lien of the Security Instrument, as affected by the modification as a first priority lien upon the Property, (iv) show title to the Property to be subject to no exceptions other than those exceptions approved in writing by Freddie Mac, in its sole discretion, and (v) provide that the insurer will not claim that its liability under the Title Policy is waived, surrendered or reduced by the execution or recordation of this Agreement. Such endorsement is to be paid for by the Borrower.

f. In connection with Subparagraphs D and E above, Borrower must obtain and file a release, satisfaction, or discharge for each lien in a form acceptable to Freddie Mac, the title insurer and the Wake County Register of Deeds. The required releases are applicable to the following liens recorded in the Register of Deeds Office of Wake
            County:

(i) Deed of Trust in favor of Collateral Mortgage, Ltd, securing the amount of $7,700,000 recorded in Book 5239, Page 337;

(ii) Assignment of Leases, Rents & Profits to Collateral Mortgage, Ltd., recorded in Book 5239, Page 378.

g. Lender shall have received an opinion of counsel from Borrower in form and substance acceptable to Lender.

h. Borrower shall have executed and delivered to Lender, a Uniform Commercial Code Financing Statement ("UCC") covering the collateral granted to Lender under the Loan.

i. In connection with subparagraph 10(e) above, Borrower shall have executed and delivered an Affidavit and Agreement that is acceptable to Commonwealth Land Title Company of North Carolina.

10.         INTENTIONALLY OMITTED.

11. Acknowledgments of the Borrower. In order to induce the Lender to approve the modifications set forth in this Agreement, Borrower hereby acknowledges, confirms and agrees that:

a. Lender is under no obligation to make any additional advances to, or for the benefit of, Borrower under and pursuant to the Loan Documents, as modified by this Agreement;

b. Any and all prior obligations to be performed or observed by the Lender with respect to the Loan Documents have been and remain fully and faithfully satisfied by the Lender;

c. Except as expressly set forth herein to the contrary, all of the respective representations, warranties and agreements made by the Borrower in the Loan Documents remain in full force and effect without any defense or right of setoff available thereunder for or on behalf of the Borrower, and Borrower hereby republishes and confirms each of the representations, warranties, and agreements contained therein;

d. The lien, security interests and assignment created and evidenced by the Security Instrument or other Loan Documents, as amended hereby, are, respectively, a valid, perfected, and subsisting lien, security interest and assignment of the respective dignity and priority recited in the Security Instrument and the other Loan Documents, as amended by this Agreement;

e. The Lender holds a perfected first lien and security interest in all rents and profits arising out of the Property; and

f. In the event of a default under this Agreement or under any of the Loan Documents, as modified by this Agreement, Borrower hereby waives, to the fullest extent permitted by law, any defenses to any action taken by Lender to enforce its rights under the Loan Documents, as modified by this Agreement, including, but not limited to, the appointment of a receiver for the Property and the foreclosure of the Security Instrument.

      12. Representations and Warranties. Borrower makes the following representations, warranties, and covenants to Lender, which representations, warranties and covenants are each a material inducement to Lender to execute and deliver this Agreement, and which representations, warranties and covenants shall be deemed to have been duly made as of the date hereof and as of the date of each payment to Lender and/or Servicer as contemplated under the Loan Documents and this Agreement:

a. That the Borrower does not have any present intention of filing any petition under, initiating any proceeding under, or otherwise further seeking the protection of, the Bankruptcy Code or any state law concerning bankruptcy, reorganization, insolvency, moratorium, receivership or creditor's rights or debtor's obligations generally, or making an assignment for the benefit of creditors, or entering into a composition or similar agreement;

b. That Borrower is a California limited partnership duly formed, validly existing and in effect under the laws of the state of California, and has full power and authority to enter into this Agreement, thereby binding Borrower to the terms and conditions of the Loan Documents, as modified by this Agreement;

c. That Borrower is authorized to transact business under the laws of the state of North Carolina, and has full power and authority to enter into this Agreement, thereby binding Borrower to the terms and conditions of the Loan Documents, as modified by this Agreement;

d. To the best of Borrower's knowledge and belief, neither the execution and delivery of this Agreement, the consummation of the transactions contemplated hereby, nor the performance or observance of the terms and conditions hereof, will conflict with or result in the breach of any laws or regulations applicable to Borrower or the Property or the terms, conditions, or provisions of any agreement or instrument to which the Borrower is now a party or by which it is bound;

e. The Borrower shall keep and maintain the Property as a multifamily residential rental property in accordance with the terms of the Loan Documents, as modified by this Agreement;

f. There is no action, suit or proceeding pending or, to the best knowledge and belief of Borrower, threatened against the Borrower or the Property before any court or administrative agency which might adversely affect the ability of the Borrower to perform and observe the obligations and covenants to be performed and observed by the Borrower hereunder or under the Loan Documents, as modified by this Agreement, or any related documents. To the best of Borrower's knowledge and belief, no authorizations, consents or approvals of governmental bodies or agencies are required in connection with the execution and delivery by Borrower of this Agreement or in connection with the performance or observance of the covenants and agreements to be performed or observed by Borrower hereunder or under the Loan Documents, as modified by this Agreement;

g. To the best of Borrower's knowledge and belief, there are no liens or encumbrances affecting the Property, except for the liens or encumbrances in favor of Lender, the items listed on Schedule B to the Title Policy, and a lien for general real estate taxes for the year 2004 and subsequent years, not yet due and payable. Borrower has not executed or delivered to any person or entity any instrument, nor has Borrower taken any other action, or failed to take any action that would in any way affect title to the Property;

h. The Borrower certifies to Lender and Commonwealth Land Title Insurance Company that there have been no on-site activities or off-site activities adjacent to the Property (such as construction, demolition or modification of the improvements, road work, or eminent domain proceeds) not disclosed on the prior existing survey, prepared by John A. Edwards & Company dated June 4, 1996
 (the "Prior Existing Survey"), there have been no improvements to buildings on the Property or any new buildings, and the Borrower does not know of any new encroachments, since the date of the Prior Existing Survey;

i. There are no actions, suits, proceedings, or investigations pending or, to the best of Borrower's knowledge and belief, threatened at law or in equity by any party that would adversely affect or could adversely affect the title, operation, management or administration of any portion of the Property or the improvements thereon or Borrower's operations;

j. There are no unpaid bills or invoices for labor, services, or work performed on the Property or improvements thereon or for materials or supplies furnished or delivered to or in connection with the Property or with any improvements thereon which could result in the filing of mechanic's, materialmen's, or laborer's liens against the Property. In addition, Borrower has paid all expenses for the operation and maintenance of the Property and the improvements thereon; including, without limitation, expenses for all goods supplied and services provided and has paid all sales, use, personal property, income, workman's compensation, employee withholding, and real property and personal property taxes that have accrued or become due and payable through the date hereof;

k. To the best of Borrower's knowledge and belief, all government approvals and permits necessary for the ownership, construction and operation of the Property as a multifamily dwelling have been obtained and are currently in force for the improvements located upon the Property and any businesses carried on therein;

l. There are no outstanding notices of violation or deficiency from any federal, state or local governmental authority or agency, and Borrower knows of no material violations of any rule or law of any federal, state or local governmental authority, agency or unit applicable to the operation, ownership or maintenance of the Property;

m. There is no action or proceeding pending or, to the best of Borrower's knowledge and belief, threatened by which the Property or any portion thereof might be taken or the use or value thereof impaired pursuant to the exercise of eminent domain;

n. Tenant security deposits are being held in accordance with applicable law and tenant lease agreements;

o. To the best of Borrower's knowledge and belief, all provisions of applicable law regarding the environmental condition of the Property and the storage of materials thereon and thereat have been complied with in full. To the best of Borrower's knowledge and belief, the Property does not contain asbestos-containing material or any chemical material or substance or other hazardous material exposure to which is prohibited, limited or regulated by any federal, state, county or local authority;

p. INTENTIONALLY OMITTED.

q. This Agreement (i) does not and will not constitute or result in a violation or breach of any agreement or instrument to which Borrower is bound, (i) to the best of Borrower's knowledge and belief, does not and will not contravene, and will not result in the contravention of, any law or regulation, and (iii) is valid and fully binding and enforceable against Borrower in accordance with the terms of this Agreement;

r. Borrower has full power, good right and lawful authority to encumber the Property in the manner and form set forth in this Agreement and to execute this Agreement;

s. All obligations of Borrower to Lender are secured by a fully perfected first priority lien and security interest in the Property, pursuant to the Title Policy;

t. Based upon its good faith estimate of the present fair salable value of Borrower's assets, Borrower is not insolvent as of the date of execution of this Agreement and the entering into of this Agreement and the entering into of any other transaction contemplated hereby will not render Borrower insolvent;

u. Any and all financial information provided (and to be provided) by or on behalf of the Borrower or any other party liable on the Loan is true and accurate and does not and will not contain any statement which is false or misleading with respect to any material fact, or omits to state any material fact necessary in order to make any statement contained therein not knowingly false or misleading in any respect;

v. All of the documents evidencing the Loan remain in full force and effect, and there are no oral agreements or understandings that modify, alter or waive the terms and conditions of those documents and no other written agreements or understandings with respect thereto, other than this Agreement and any other documents executed in connection therewith;

w. The Note represents an unconditional, absolute, valid and enforceable obligation against Borrower and all other parties, if any, liable on the Note;

x. Borrower has no defenses, claims of set off, counterclaims, rights or other interests including claims arising in tort against Lender or any other person or entity which would or might affect the enforceability of any provisions of the Loan Documents, the collectability of the Loan or otherwise, and Borrower has no claims or offsets against, or defenses or counterclaims to, the terms or provisions of and the other obligations created or evidenced by the Loan
Documents. Any claims of any kind that Borrower may have as of the date of execution of this Agreement by all the parties shall be and hereby are released; and

y. The modifications to the Loan Documents set forth herein constitute substantial consideration to the Borrower from Lender, and Borrower has received fair and adequate consideration for the covenants, agreements, representations and warranties made and entered into by it hereunder.

All of the representations and warranties made by Borrower herein shall survive closing of the transactions contemplated in this Agreement and shall be deemed warranties and representations made under the Loan Documents, the breach of which shall constitute a default under the Note and the Security Instrument and entitle Lender to terminate this Agreement without notice and otherwise exercise each and every right and remedy to which it is entitled under the Loan Documents or at law or in equity as a consequence of such breach.

13. Other Documents. From time to time, Borrower shall take such further or additional action and execute or procure and deliver to Lender such other and further documents and instruments evidencing, securing or pertaining to the Loan, or the Borrower's other obligations under the Loan Documents, as shall be reasonably requested by Lender so as to evidence or effect the terms and provisions hereof.

14. Conditions to the Effectiveness of this Agreement. It shall be a condition precedent to the effectiveness of this Agreement running for the benefit of the Lender, that all of the following shall be satisfied on or before the date of Borrower's execution of this Agreement, any of which may be waived by the Lender in writing in its sole discretion:

a. The Loan shall be current in all respects and no default or condition which with the passage of time, delivery of notice or both, if incurred, would constitute a default under the Loan Documents, shall be in existence under any of the Loan Documents or under this Agreement, provided that, the Loan will have matured prior to, and but for the execution of, this Agreement;

b. All representations and warranties of Borrower herein or in any other document executed by or on behalf of Borrower in connection with this Agreement or the assumption shall be true, correct and complete;

c. Borrower shall have delivered to Lender a true, correct and complete copy of the Borrower's organizational documents, together with any amendments thereto and a certificate of good standing or other instrument evidencing the existence and/or validity of organization of Borrower under laws of the states of California and North Carolina;

d. Borrower shall have paid Lender an extension fee in the amount of ZERO AND NO/100 DOLLARS ($ 0 );

e. Borrower shall have paid to Lender a document fee in the amount of ZERO AND NO/100 DOLLARS ($ 0 );

f. The Borrower shall have paid Lender the total amount of THREE THOUSAND FIVE HUNDRED NO/100 DOLLARS ($3,500.00) representing Lender's charges and attorneys fees for outside and in-house counsel in connection with the documentation of this Agreement;

g. Borrower shall have paid Lender the amount of ONE THOUSAND NINE HUNDRED FIFTY THREE AND 75/100 DOLLARS ($2,003.75) representing Lender's lien searches, recording costs, title costs including but not limited to the cost of the endorsements to the Loan Policy insuring that the Lender retains a first lien against the Property and that nothing in this Agreement shall affect the priority of Lender's first lien;

h. Borrower shall have paid Lender for any other costs, fees and expenses incurred by Lender in connection with the consummation of the transactions contemplated herein;

i. The Lender shall have completed a search of the title to the Property and a search of the Article 9 UCC liens and other matters relating to the Property and the Borrower, and found no defects, liens or encumbrances affecting the Property other than the exceptions to title contained in the Loan Policy;

j. INTENTIONALLY OMITTED.

k. The Borrower shall have delivered to the Lender such evidence as the Lender may require to satisfy itself that the fire and hazard insurance required by the Security Instrument is in place, has been fully paid for, and names the Borrower and the Lender as insured thereunder;

l. The Lender shall have received from the Title Insurer, such endorsement or endorsements to the title insurance policy which insures the priority of the liens of the Loan Documents, as amended hereby, as may be necessary to insure the Lender that the Instrument, and its lien, constitute a first and prior lien upon the Property and that the Security Instrument and its lien have the same validity and enforceability as the Title Insurer originally insured to exist upon the issuance of the Loan Policy; and

m. The satisfaction of such additional conditions as Lender may reasonably impose.

15. Lender's Consent. Lender's consent to the extension of the term of the Loan is subject to the terms and conditions set forth in Paragraph 14 hereof, and Borrower's full compliance with all of the terms, conditions, representations, covenants, and warranties set forth in this Agreement.

16. INTENTIONALLY OMITTED.

17. INTENTIONALLY OMITTED.

18.  Recordation.  The  Lender,  through  the Title  Insurer,  may  record  this
 Agreement.

19. Relief under Bankruptcy Stay.

a. In consideration of the covenants and agreements of Lender contained herein and as a material inducement to Lender to execute and deliver this Agreement, Borrower hereby waives on his own behalf and on behalf of his heirs, legal representatives, successors and assigns, to the fullest extent permitted by law, the provisions of Sections 580a, 580b, 580c, 580d and 726 of the California Code of Civil Procedure ("C.C.P.") with respect to any current or future enforcement of any right or remedy of Lender and its successors and assigns, under, or with respect to the Loan Documents. Borrower hereby acknowledges and agrees that the defenses waived by Borrower under this Agreement include without limitation, any defenses based upon or arising out of
 (1) C.C.P. Sections 580a or 726, which might otherwise limit the amount of Borrower's liability after a foreclosure sale, (2) C.C.P. Sections 580b and 580d, which might otherwise limit or prohibit Lender from recovering a deficiency judgment with respect to purchase money obligations and after a non-judicial foreclosure sale, respectively, and (3) C.C.P. Section 726, which, among other things, might otherwise require Lender to exhaust all of its security before a personal judgment may be obtained against Borrower. Borrower acknowledges that Lender would not have agreed to enter into this Agreement, but for the foregoing waivers and that this waiver is a material part of the consideration that Lender is receiving for agreeing to the terms and conditions of this Agreement.

b. In the event Borrower shall (i) file with any bankruptcy court of competent jurisdiction or be the subject of any petition under 11 U.S.C. ss.101, et seq.(as may be from time to time hereafter amended and modified, the "Bankruptcy Code"), (ii) be the subject of any order for relief issued under the Bankruptcy Code, (iii) file or be the subject of any petition seeking any reorganization, arrangement, composition, readjustment, liquidation, dissolution, or similar relief under any present or future federal or state act or law relating to bankruptcy, insolvency, or other relief for debtor, (iv) have sought or consented to or acquiesced in the appointment of any trustee, receiver, conservator, or liquidator, or (v) be the subject of any order, judgment, or decree entered by any court of competent jurisdiction approving a petition filed against such party for any reorganization, arrangement, composition, readjustment, liquidation, dissolution, or similar relief under any present or future federal or state act or law relating to bankruptcy, insolvency, or relief for debtors, then (a) Lender shall hereupon be entitled and Borrower irrevocably consents to relief from any automatic stay imposed by
 Section 362 of the Bankruptcy Code, or otherwise, on or against the exercise of the rights and remedies otherwise available to plaintiff as provided in the Note and/or Security Instrument, and as otherwise provided by law, and Borrower hereby irrevocably waives his right to object to such relief and acknowledges that no reorganization in bankruptcy is feasible; (b) Borrower waives his exclusive right pursuant to Section 1121(b) of the Bankruptcy Code to file a plan of reorganization and irrevocably consents that Lender may file a plan immediately upon the entry of an order for relief if any involuntary petition is filed by Borrower; (c) in the event that Lender shall move pursuant to
 Section 1121(d) of the Bankruptcy Code for an order reducing the 120 day exclusive period, Borrower shall not object to any such motion; and (d) Borrower irrevocably waives his right to demand a turnover of the Property from a receiver appointed at the request of the Lender, and agrees that it is in the best interest of the creditors pursuant to Section 543(d) of the Bankruptcy Code for the receiver to continue in possession, custody and control of the Property.

20. Construction. The language in all parts of this Agreement in all cases shall be construed simply according to its fair meaning and not strictly for or against any party. All words used herein in the singular number shall extend to and include the plural number. All words used herein in the plural number shall extend to and include the singular number. All words used in any gender, male, female, or neuter shall extend to and include all genders as may be applicable to any particular context. Captions and headings contained in this Agreement are inserted only as a matter of convenience and in no way define, limit, extend, or describe the scope of this Agreement or the intent of any provision of this Agreement. This Agreement has been negotiated at arms' length between persons knowledgeable in the matters dealt with herein. Accordingly, among other things, any rule of law or any statute, legal decision, or common law principle that would require interpretation of any ambiguities in this Agreement against the party that has drafted this Agreement are of no application and are hereby expressly waived by all parties hereto.

21. Cross Default. Failure of Borrower to comply with or perform any warranties, covenants or obligations contained herein shall constitute a default under the Note, the Security Instrument, the Reserve Agreement, and the other Loan Documents. It is understood that Lender specifically reserves its rights to seek all legal remedies available to it to collect the unpaid principal balance of the Note and all other sums due under the Note, this Agreement, the Security Instrument or any other Loan Document, as amended hereby (the "Indebtedness"), including, without limitation, acceleration, foreclosure or appointment of a receiver, if at any time during the term of this Agreement Borrower does not fulfill the conditions imposed upon it as set forth herein within the time frame provided.

22. Miscellaneous. Time is of the essence of this Agreement with respect to each and every provision hereof. All amounts tendered at the execution of this Agreement must be in immediately available funds.

23. Governing Law. This Agreement shall be governed by the law of the jurisdiction in which the Property is located.

24. No Other Amendments to Loan Documents. The terms of this Agreement are not intended, nor shall they be deemed, as a substitution or novation of Borrowers indebtedness to Lender or of the Security Instrument, nor shall the terms of this Agreement alter the priority of the liens on the Property created by the Security Instrument or any of the other Loan Documents, and modifications and amendments to the Loan Documents expressly set forth in this Agreement shall (unless otherwise provided herein) relate back to the date of the Security Instrument and other Loan Documents, respectively, with the same effect as if set forth therein when originally executed. Except as otherwise amended herein, the terms and provisions of this Agreement shall in no manner impair, limit, restrict or otherwise affect the obligations of the Borrower to Lender as reflected in the Loan Documents and the Note, the Security Instrument and all other Loan Documents remain unmodified, unamended and in full force and effect and are hereby republished and reconfirmed. As amended and modified by this Agreement, the Security Instrument, the Note, and the other Loan Documents are hereby ratified and confirmed and shall continue in full force and effect in accordance with the provisions thereof.

25. Validity of Terms. If from any circumstance whatsoever fulfillment of any provisions of this Agreement, at the time of performance of such provision shall be due, shall involve transcending the limit of validity presently prescribed by, or shall be prohibited or invalid under any applicable usury statute or any other applicable law, with regard to obligations of like character and amount then ipso facto the obligation to be fulfilled shall be reduced to the limit of such validity without invalidating the remainder of such provision or the remaining provisions of this Agreement. The provisions of this paragraph shall control every other provision of this Agreement.

26.  Binding  Effect.  This  Agreement  shall be  binding  upon and inure to the
 benefit  of  the  parties  hereto  and  their  respective   heirs,   executors,
 administrators, successors, assigns, and legal representatives.

27. Notices. Any and all notices, consents, waivers, directions, requests or other instruments or communications provided for under this Agreement and the Loan Documents, as amended hereby, shall be in writing, signed by the party giving the same, and shall be deemed properly given only if delivered in person, if sent by facsimile with a copy sent by regular U.S. mail, or if sent by registered or certified U.S. Mail, postage prepaid, or express courier within the United States, freight charges prepaid, and addressed as follows:

      If to Lender:        Federal Home Loan Mortgage Corporation
                           8100 Jones Branch Drive, MS B4G
                           McLean, Virginia 22102
                           Attention:  Kathleen Sullivan
                           Phone:  (703) 714-2933
                           Fax:  (703) 714-3386

      with a copy to:      Federal Home Loan Mortgage Corporation
                           8200 Jones Branch Drive, MS 202
                           McLean, Virginia 22102
                           Attention:  George Kielman
                           Phone:  (703) 903-2640
                           Fax:  (703) 903-3691

      If to Borrower:      Angeles Income Properties, Ltd. II
                           c/o AIMCO
                           4582 South Ulster Street, Suite 1100
                           Denver, CO  80237
                           Attn:  Patti K. Fielding
                           Phone:      (303) 691-4349
                           Fax:  (303) 300-3241

      With a copy to:      Ballard Spahr Andrews & Ingersoll LLP
                          1225 17th Street, Suite 2300
                           Denver, CO 80202
                           Gwendolyn C. Allen, Esquire
                              Phone: (303) 299-7350
                           Fax:  (303) 299-7356

Any notice so given shall be deemed to have been received as of the third (3rd) business day after it was mailed or sent. Any such communication sent by facsimile shall be deemed properly given when received by the person to whom it was sent. Any party, by written notice to the other, may specify any other address within the United States for the receipt of such instructions or communications.

28. Fax Transmissions. For the purposes of negotiating, executing, amending and giving notices and other communications under the Loan Documents, as modified by this Agreement, any signed document transmitted by fax machine or telecopier shall be treated in all manners and respects as an original document. The signature of any party thereon shall be considered for these purposes as the original signature and the faxed or telecopied document shall be considered to have the same binding legal effect as the original document. At the request of either party, any fax or telecopy document shall be re-executed by both parties in original form. No party hereto may raise the use of a fax machine or telecopier or the fact that any signature, document, notice or other communication was transmitted through the use of a fax or telecopier machine as a defense to the enforcement of this Agreement or any document, rider, notice or other communication executed or given in connection with this Agreement.

29. INTENTIONALLY OMITTED.

30. INTENTIONALLY OMITTED.

31. Counterparts. This Agreement may be executed in any number of counterparts, each of which when so executed and delivered shall be an original, but such counterparts shall together constitute but one and the same instrument.

32. Captions. The captions used in connection with the paragraphs of this Agreement are for convenience only and shall not be deemed to construe or to limit the meaning of the language of this Agreement.

33. Interpretation. The parties agree that each party and its counsel have reviewed and revised this Agreement and that the normal rule of construction to the effect that any ambiguities are to be resolved against the drafting party shall not be employed in the interpretation of this Agreement or any amendments or exhibits hereto.

a. The Borrower and the individuals and/or entities comprising the Borrower each are sophisticated and experienced real estate investors, each of whom has a full understanding of the terms and conditions of this Agreement and the risks involved in entering into this Agreement. The Borrower understands the risks and obligations that Lender has assumed in entering into this Agreement, and further recognizes and acknowledges that this Agreement has been fully negotiated and that numerous compromises on the part of Lender and the Borrower were made before agreement was reached on the final terms hereof.

b. The Borrower has at all times been represented by its own attorneys in the negotiation of the terms and the preparation and execution of, this Agreement, and has relied solely upon the advice and instructions of its own attorneys who have had the opportunity to review and analyze this Agreement for a reasonable period of time prior to execution by the Borrower.

c. The Borrower is entering into this Agreement with the conviction that it is a fair agreement and that it represents an equitable compromise of the competing interests of the parties hereto. In this connection, the Borrower and the individuals and/or entities comprising the Borrower, jointly and severally, acknowledge that this Agreement was prepared and executed without fraud, duress, undue influence, or coercion of any kind exerted by any party upon any of the others.

34. INTENTIONALLY OMITTED.

35. ENTIRE AGREEMENT; JOINT PREPARATION. THIS AGREEMENT AND THE OTHER MODIFICATION DOCUMENTS REPRESENT THE FINAL AGREEMENT AMONG THE PARTIES HERETO AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS, OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS AMONG THE PARTIES. THIS AGREEMENT SUPERSEDES ALL PRIOR AGREEMENTS AND UNDERSTANDINGS, IF ANY, RELATING TO THE SUBJECT MATTER HEREOF (INCLUDING, WITHOUT LIMITATION, ALL CORRESPONDENCE BETWEEN BORROWER, SERVICER AND LENDER REGARDING PROPOSALS FOR THE MODIFICATION OF THE OBLIGATIONS OF THE BORROWER), AND MAY BE AMENDED ONLY BY AN INSTRUMENT IN WRITING, EXECUTED JOINTLY BY BORROWER AND AN AUTHORIZED OFFICER OF LENDER AND MAY BE SUPPLEMENTED ONLY BY DOCUMENTS DELIVERED OR TO BE DELIVERED IN ACCORDANCE WITH THE EXPRESS TERMS HEREOF.

36. Release of Claims. Borrower (the "Obligor") for and on behalf of itself and its respective representatives, principals, agents, employees, officers, directors, shareholders, successors and assigns, hereby expressly releases and forever discharges Lender and its representatives, principals, agents, employees, officers, directors, shareholders, successors and assigns (jointly and severally, the "Released Parties"), from every claim, demand, action and/or cause of action of any kind or character, known or unknown, whether arising in contract, tort or otherwise, which the Obligor could assert against any of the Released Parties as of the date of this Agreement. The Obligor recognizes that it consequently hereby releases claims of which it does not yet have knowledge, but Obligor nevertheless acknowledges that this provision has been specifically bargained for by Lender as a material inducement to the execution of this Agreement by Lender and that this provision is required by Lender as a condition to the modification of the Loan set forth in this Agreement.

37. WAIVER OF JURY TRIAL. BORROWER AND LENDER EACH (A) COVENANT AND AGREE NOT TO ELECT A TRIAL BY JURY WITH RESPECT TO ANY ISSUE ARISING OUT OF THIS AGREEMENT OR THE RELATIONSHIP BETWEEN THE PARTIES AS BORROWER AND LENDER THAT IS TRIABLE OF RIGHT BY A JURY, AND (B) WAIVE ANY RIGHT TO TRIAL BY JURY WITH RESPECT TO SUCH ISSUE TO THE EXTENT THAT ANY SUCH RIGHT EXISTS NOW OR IN THE FUTURE. THIS WAIVER OF RIGHT TO TRIAL BY JURY IS SEPARATELY GIVEN BY EACH PARTY, KNOWINGLY AND VOLUNTARILY WITH THE BENEFIT OF COMPETENT LEGAL COUNSEL.

38. Trustee joins in this Agreement for the sole purpose of acknowledging its consent as Trustee in the Security Instrument to the modifications thereof as provided hereinabove in this Agreement.

      IN WITNESS WHEREOF, the undersigned have executed this Agreement as of the last date set forth below, but effective as of the day and year first above written.

                              LENDER:

ATTEST:                       FEDERAL HOME LOAN MORTGAGE CORPORATION,
                              a corporate  instrumentality  of the United
                              States of America

/s/Claudia Bixley                   By:/s/Gregory S. Stuart
Claudia Bizley                      Name: Gregory S. Stuart
Title: Assistant Secretary          Title: Director, MFAM

                                    Date: March 26, 2004

                              BORROWER:

                              ANGELES INCOME PROPERTIES, LTD. II,
                              a California limited partnership

ATTEST:                       By:  ANGELES REALTY CORPORATION II
                                   a California corporation, its general partner


/s/Leslie Green               By:  /s/Patti K. Fielding
Leslie Green                  Name: Patti K. Fielding
Title: Assistant Secretary    Title: Executive Vice President

                              Date: March 24, 2004



                              By: AIMCO ANGELES GP, LLC, a Delaware limited liability company, its general partner

                              By: AIMCO PROPERTIES L.P., a Delaware limited partnership, its sole member

ATTEST:                       By:   AIMCO-GP, Inc., a Delaware
                                    corporation, its general partner


/s/Leslie Green               By:    /s/Patti K. Fielding
Leslie Green                  Name:  Patti K. Fielding
Title: Assistant Secretary    Title: Executive Vice President

                              Date:   March 24, 2004



                              TRUSTEE:

ATTEST: COMMONWEALTH LAND TITLE COMPANY OF NORTH CAROLINA, a North Carolina corporation


                              By:
                              Name:
Title:                        Title:

                              Date:

COMMONWEALTH OF VIRGINIA      )
                              )     ss.
COUNTY OF FAIRFAX             )

      On the 26th day of March 2004, personally appeared before me, the undersigned notary public, Gregory S. Stuart and acknowledged that s/he is the Director, MFAM of the FEDERAL HOME LOAN MORTGAGE CORPORATION, a corporate instrumentality of the United States of America, and that s/he, as Direcotr, being authorized to do so, executed the above instrument on behalf of said corporation.

                        /s/Rickita Ford
                        Notary Public: Rickita Ford
(Seal)                  My Commission Expires: October 31, 2007







STATE OF  Colorado)
                  )     ss.
COUNTY OF   Denver)

      On the 24th day of March, 2004, personally appeared before me, a notary public for the above referenced jurisdiction, Patti K. Fielding, personally known to me (or proved to me on the basis of satisfactory evidence) to be the person whose name is subscribed to the within instrument and acknowledged before me that he/she is the Executive Vice President of ANGELES REALTY CORPORATION II, a California corporation, and that by authority duly given and as the act of the corporation in its capacity as a general partner in and on behalf of ANGELES INCOME PROPERTIES, LTD. II, a California limited partnership, he/she executed the same in his/her authorized capacity and that by his/her signature on the instrument, the person, or entity upon behalf of which the person acted, executed the same.


                        /s/Joyce S. Slaughter
                        Notary Public Joyce S. Slaughter
(Seal)                  My Commission Expires: February 26, 2006

STATE OF  Colorado)
                  )     ss.
COUNTY OF   Denver)

      On the 24h day of March, 2004, personally appeared before me, a notary public for the above referenced jurisdiction, Patti K. Fielding, personally known to me (or proved to me on the basis of satisfactory evidence) to be the person whose name is subscribed to the within instrument and acknowledged before me that he/she is the Executive Vice President of AIMCO-GP, INC., the general partner of AIMCO PROPERTIES L.P., the sole member of AIMCO ANGELES GP, LLC, a Delaware limited liability company, and that by authority duly given and as the act of the corporation in its capacity as a general partner in and on behalf of ANGELES INCOME PROPERTIES, LTD. II, a California limited partnership, he/she executed the same in his/her authorized capacity and that by his/her signature on the instrument, the person, or entity upon behalf of which the person acted, executed the same.


                        /s/Joyce S. Slaughter
                        Notary Public Joyce S. Slaughter
(Seal)                        My Commission Expires: February 26, 2006




STATE OF                            )
                                    )     ss.
COUNTY OF                           )

      I, the undersigned notary public, do hereby certify that personally came before me this day and acknowledged that s/he is of COMMONWEALTH LAND TITLE COMPANY OF NORTH CAROLINA, a North Carolina
corporation, and that s/he, as                  , being authorized to do so,
executed the foregoing on behalf of the corporation.

      Witness my hand and official seal, this the ___ day of ________, 2004.


                        _____________________________________
                        Notary Public
(Seal)                        My Commission Expires:__________________________