Form 10QSB
period 2004-03-31
ANGELES INCOME PROPERTIES LTD II
filed 2004-05-14
CIK 711642

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   Form 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                   For the quarterly period ended March 31, 2004


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

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                         ANGELES INCOME PROPERTIES, LTD. II

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 2004


Assets
   Cash and cash equivalents                                                 $ 774
   Receivables and deposits                                                      466
   Restricted escrow                                                              53
   Other assets                                                                  524
   Investment properties:
      Land                                                    $ 1,691
      Buildings and related personal property                   25,665
                                                                27,356
      Less accumulated depreciation                            (22,244)        5,112
                                                                            $ 6,929

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 65
   Tenant security deposit liabilities                                           198
   Accrued property taxes                                                         36
   Other liabilities                                                             282
   Due to affiliates (Note B)                                                    145
   Mortgage notes payable                                                     18,879

Partners' Deficit
   General partners                                            $ (565)
   Limited partners (99,804 units issued and
      outstanding)                                             (12,111)      (12,676)
                                                                            $ 6,929

            See Accompanying Notes to Consolidated Financial Statements

                         ANGELES INCOME PROPERTIES, LTD. II

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                                               Three Months Ended
                                                                    March 31,
                                                               2004          2003
                                                                          (Restated)
Revenues:
  Rental income                                               $1,159        $1,128
  Other income                                                    88            82
      Total revenues                                           1,247         1,210

Expenses:
  Operating                                                      425           483
  General and administrative                                      72            93
  Depreciation                                                   184           362
  Interest                                                       363           372
  Property taxes                                                 139           135
      Total expenses                                           1,183         1,445

Income (loss) from continuing operations                          64          (235)
(Loss) income from discontinued operations                      (116)           11
Gain from sale of discontinued operations                      9,556            --
Net income (loss)                                             $9,504        $ (224)

Net income (loss) allocated to general partners (1%)           $ 95          $ (2)

Net income (loss) allocated to limited partners (99%)          9,409          (222)

                                                              $9,504        $ (224)
Per limited partnership unit:
Income (loss) from continuing operations                      $ 0.63        $(2.33)
(Loss) income from discontinued operations                     (1.15)         0.11
Gain from sale of discontinued operations                      94.79            --

Net income (loss)                                             $94.27        $(2.22)

Distributions per limited partnership unit                    $41.73        $ 2.06

            See Accompanying Notes to Consolidated Financial Statements


                         ANGELES INCOME PROPERTIES, LTD. II

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners      Total

Original capital contributions         100,000         $ 1       $ 50,000     $ 50,001

Partners' deficit at
   December 31, 2003                    99,804        $ (618)    $(17,355)    $(17,973)

Distributions to partners                   --           (42)      (4,165)      (4,207)

Net income for the three months
   ended March 31, 2004                     --            95        9,409        9,504

Partners' deficit at
   March 31, 2004                       99,804        $ (565)    $(12,111)    $(12,676)


            See Accompanying Notes to Consolidated Financial Statements


                         ANGELES INCOME PROPERTIES, LTD. II

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                  Three Months Ended
                                                                       March 31,
                                                                     2004       2003
Cash flows from operating activities:
  Net income (loss)                                                $ 9,504    $ (224)
  Adjustments to reconcile net income (loss) to net cash
   (used in) provided by operating activities:
     Gain from sale of discontinued operations                      (9,556)        --
     Depreciation                                                      208        476
     Amortization of mortgage discounts and loan costs                  11         17
     Loss on early extinguishment of debt                              159         --
     Change in accounts:
      Receivables and deposits                                         (34)        43
      Other assets                                                     (76)       (23)
      Accounts payable                                                  (4)        38
      Tenant security deposit liabilities                              (47)        18
      Accrued property taxes                                          (137)        87
      Due to affiliates                                                (77)        35
      Other liabilities                                               (214)       115
          Net cash (used in) provided by operating activities         (263)       582

Cash flows from investing activities:
  Proceeds from sale of investment property                         10,769         --
  Property improvements and replacements                               (82)      (142)
  Net (deposits to) withdrawals from restricted escrows                (20)        44
          Net cash provided by (used in) investing
            activities                                              10,667        (98)

Cash flows from financing activities:
  Payments on mortgage notes payable                                  (154)      (135)
  Repayment of mortgage note payable                                (6,062)        --
  Distributions to partners                                         (4,207)      (208)
          Net cash used in financing activities                    (10,423)      (343)

Net (decrease) increase in cash and cash equivalents                   (19)       141

Cash and cash equivalents at beginning of period                       793        669

Cash and cash equivalents at end of period                          $ 774      $ 810

Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $ 380      $ 375

            See Accompanying Notes to Consolidated Financial Statements


                         ANGELES INCOME PROPERTIES, LTD. II

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Income Properties, Ltd. II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), which is wholly-owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

The accompanying consolidated statement of operations for the three months ended March 31, 2003 has been restated as of January 1, 2003 to reflect the operations of Georgetown Apartments as income from discontinued operations in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Georgetown Apartments was sold to an unrelated third party on March 2, 2004.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $83,000 and $81,000 for the three months ended March 31, 2004 and 2003, respectively, which is included in operating expenses and (loss) income from discontinued operations.

Affiliates of the Managing General Partner were eligible to receive reimbursement of accountable administrative expenses amounting to approximately $58,000 and $47,000 for the three months ended March 31, 2004 and 2003, respectively, which are included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $1,000 and $2,000 for the three months ended March 31, 2004 and 2003, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties. At March 31, 2004, approximately $71,000 is owed to affiliates of the Managing General Partner and is included in due to affiliates.

The Partnership Agreement provides for a fee equal to 10% of "Net cash flow from operations," as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. Fees of approximately $35,000 were earned by the Managing General Partner for the three months ended March 31, 2003, which is included in general and administrative expenses. There were no such fees earned by the Managing General Partner for the three months ended March 31, 2004. At March 31, 2004, approximately $74,000 is owed to the Managing General Partner and is included in due to affiliates.

Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a distribution equal to 3% of the aggregate disposition price of sold properties. The Partnership paid a distribution of approximately $86,000 to the Managing General Partner related to the sale of Atlanta Crossing Shopping Center in March 2000. This amount is subordinate to the limited partners receiving their original capital contributions plus a cumulative preferred return of 6% per annum of their adjusted capital investment, as defined in the Partnership Agreement. If the limited partners have not received these returns when the Partnership terminates, the Managing General Partner will return this amount to the Partnership. No such distribution was paid to the Managing General Partner related to the March 2004 sale of Georgetown Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During 2004, the Partnership anticipates its cost for insurance coverage and fees associated with policy claims administration provided by AIMCO and its affiliates will be approximately $41,000. The Partnership was charged approximately $62,000 for 2003.

Note C - Disposition of Investment Property

On March 2, 2004, the Partnership sold Georgetown Apartments to an unrelated third party for a gross sale price of approximately $10,950,000. The net proceeds realized by the Partnership were approximately $10,769,000 after payment of closing costs and a prepayment penalty owed by the Partnership and paid by the buyer. The Partnership used approximately $6,062,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $9,556,000 as a result of the sale during the three months ended March 31, 2004, which is included in gain from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $159,000 as a result of the write-off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations. The property's operations, loss of approximately $116,000 and income of approximately $11,000 for the three months ended March 31, 2004 and 2003, respectively, including revenues of approximately $234,000 and $391,000, respectively, are included in (loss) income from discontinued operations.

Note D - Contingencies

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. Objector is scheduled to file a reply brief no later than May 13, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving or its investment properties that are not of a routine nature arising in the ordinary course of business.

Pursuant to a formal order of investigation received by AIMCO on March 29, 2004, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations taken as a whole.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2004 and 2003:

                                         Average Occupancy
Property                                 2004        2003

Deer Creek Apartments                     92%         93%
   Plainsboro, New Jersey
Landmark Apartments                       87%         82%
   Raleigh, North Carolina

The Managing General Partner attributes the increase in occupancy at Landmark Apartments to competitive pricing and increased marketing efforts.

The Partnership's financial results are dependent upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors which are outside the control of the Partnership such as the local economic climate and weather can adversely or positively impact the Partnership's financial results.

Results of Operations

The Partnership's net income for the three months ended March 31, 2004 was approximately $9,504,000 compared to a net loss of approximately $224,000 for the three months ended March 31, 2003. On March 2, 2004, the Partnership sold Georgetown Apartments to an unrelated third party for a gross sale price of approximately $10,950,000. The net proceeds realized by the Partnership were approximately $10,769,000 after payment of closing costs and a prepayment penalty owed by the Partnership and paid by the buyer. The Partnership used approximately $6,062,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $9,556,000 as a result of the sale during the three months ended March 31, 2004, which is included in gain from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $159,000 as a result of the write-off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations. The property's operations, a loss of approximately $116,000 and income of approximately $11,000 for the three months ended March 31, 2004 and 2003, respectively, including revenues of approximately $234,000 and $391,000, respectively, are included in
(loss) income from discontinued operations.

The Partnership's income from continuing operations for the three months ended March 31, 2004 was approximately $64,000, compared to a loss from continuing operations of approximately $235,000 for the three months ended March 31, 2003. The increase in income from continuing operations is due to a decrease in total expenses and an increase in total revenues. The decrease in total expenses is due to decreases in operating, general and administrative, depreciation, and interest expenses. Property tax expense remained relatively constant for the comparable periods. The decrease in depreciation expense is due to buildings and property improvements and replacements placed into service in prior years becoming fully depreciated during the second and third quarters of 2003. The decrease in operating expenses is primarily due to a decrease in snow removal at Deer Creek Apartments and contract maintenance and utility expenses at Landmark Apartments, partially offset by an increase in utility expenses at Deer Creek Apartments. The decrease in interest expense is primarily due to payments of principal made on the mortgages encumbering the Partnership's properties, which reduced the carrying balance of the loans. General and administrative expense decreased due to a decrease in the management fee due to the Managing General Partner based on cash flow as allowed under the Partnership Agreement, partially offset by an increase in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three months ended March 31, 2004 and 2003 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The increase in total revenues is due to increases in both rental and other income. The increase in rental income is primarily due to the increases in occupancy at Landmark Apartments and the average rental rate at Deer Creek Apartments, partially offset by the decreases in occupancy at Deer Creek Apartments and the average rental rate at Landmark Apartments. The increase in other income is primarily due to an increase in lease cancellation fees at both of the Partnership's investment properties, partially offset by a decrease in late charges at Deer Creek Apartments.

Liquidity and Capital Resources

At March 31, 2004, the Partnership had cash and cash equivalents of approximately $774,000 compared to approximately $810,000 at March 31, 2003. The decrease in cash and cash equivalents of approximately $19,000, from December 31, 2003, is due to approximately $10,423,000 of cash used in financing activities and approximately $263,000 of cash used in operating activities, partially offset by approximately $10,667,000 of cash provided by investing activities. Cash used in financing activities consisted of repayment of the mortgage encumbering Georgetown Apartments, distributions to the partners, and payments of principal made on the mortgages encumbering the Partnership's properties. Cash provided by investing activities consisted of proceeds received from the sale of Georgetown Apartments, partially offset by property improvements and replacements and net deposits to a restricted escrow account maintained by the mortgage lender. The Partnership invests its working capital reserves in interest bearing accounts.

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

Georgetown Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $9,000 of capital improvements at Georgetown Apartments, consisting primarily of floor covering replacement. These improvements were funded from operating cash flow. The Partnership sold Georgetown Apartments to an unrelated third party on March 2, 2004.

Deer Creek Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $43,000 of capital improvements at Deer Creek Apartments, consisting primarily of structural improvements, water heater upgrades and floor covering replacement. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $115,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Landmark Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $30,000 of capital improvements at Landmark Apartments, consisting primarily of major landscaping. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional
$131,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Deer Creek Apartments of approximately $12,867,000 is amortized over 20 years and matures on July 1, 2021 at which time the loan is scheduled to be fully amortized. The mortgage indebtedness encumbering Landmark Apartments of approximately $6,012,000 is amortized over a period of 30 years with a balloon payment of approximately $5,950,000 due November 1, 2004. The mortgage encumbering Landmark Apartments matured November 1, 2003. However, the Managing General Partner has negotiated a one year extension, which extends the maturity of the loan to November 1, 2004, with a one-time right to extend to February 1, 2005. The extension requires the Partnership to continue making monthly payments of principal and interest under the terms of the original mortgage. The Managing General Partner will attempt to refinance the mortgage encumbering Landmark Apartments and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership distributed the following amounts during the three months ended March 31, 2004 and 2003 (in thousands, except per unit data):

                      Three Months      Per Limited      Three Months      Per Limited
                          Ended         Partnership         Ended          Partnership
                     March 31, 2004        Unit         March 31, 2003        Unit

Sale (1)                 $3,927           $38.96             $ --             $ --
Operations                  280             2.77               208             2.06
Total                    $4,207           $41.73            $ 208            $ 2.06

(1) From proceeds from the sale of Georgetown Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit additional distributions to its partners during the remainder of 2004 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 64,255 limited partnership units (the "Units") in the Partnership representing 64.38% of the outstanding Units at March 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 64.38% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. Objector is scheduled to file a reply brief no later than May 13, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

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

                  Exhibit 31.1 Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 31.2 Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports  on Form 8-K filed  during the  quarter  ended  March 31,
               2004:

                  Current Report on Form 8-K dated March 2, 2004 and filed on March 17, 2004, disclosing the sale of Georgetown Apartments to an unrelated third party.

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

                                    Date: May 13, 2004

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


Date:  May 13, 2004

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

Date:  May 13, 2004
                                    /s/Thomas M. Herzog
                                    Thomas M. Herzog
                                    Senior Vice  President and Chief  Accounting
                                    Officer of Angeles  Realty  Corporation  II,
                                    equivalent of the chief financial officer of
                                    the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Angeles Income Properties, Ltd. II (the "Partnership"), for the quarterly period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Thomas M. Herzog, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 13, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  May 13, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.