Form 10QSB
period 2004-06-30
ANGELES INCOME PROPERTIES LTD II
filed 2004-08-13
CIK 711642

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   Form 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 2004


[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___



                         PART I - FINANCIAL INFORMATION



ITEM 1.     FINANCIAL STATEMENTS




                      ANGELES INCOME PROPERTIES, LTD. II

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 2004



Assets
   Cash and cash equivalents                                                 $ 744
   Receivables and deposits                                                      409
   Restricted escrow                                                               7
   Other assets                                                                  498
   Investment properties:
      Land                                                    $ 1,691
      Buildings and related personal property                   25,745
                                                                27,436
      Less accumulated depreciation                            (22,431)        5,005
                                                                            $ 6,663

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 75
   Tenant security deposit liabilities                                           195
   Accrued property taxes                                                         72
   Other liabilities                                                             200
   Mortgage notes payable                                                     18,760

Partners' Deficit
   General partners                                            $ (565)
   Limited partners (99,804 units issued and
      outstanding)                                             (12,074)      (12,639)
                                                                            $ 6,663

         See Accompanying Notes to Consolidated Financial Statements

                      ANGELES INCOME PROPERTIES, LTD. II

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                                Three Months Ended       Six Months Ended
                                                     June 30,                June 30,
                                                 2004        2003        2004        2003
                                                          (Restated)              (Restated)
Revenues:
  Rental income                                 $ 1,104     $ 1,185     $ 2,263     $ 2,313
  Other income                                       81          98         169         180
        Total revenues                            1,185       1,283       2,432       2,493

Expenses:
  Operating                                         497         374         922         857
  General and administrative                         51          86         123         179
  Depreciation                                      187         366         371         728
  Interest                                          371         370         734         742
  Property taxes                                    138         134         277         269
        Total expenses                            1,244       1,330       2,427       2,775

(Loss) income from continuing operations            (59)        (47)          5        (282)
Loss from discontinued operations                    --         (42)       (116)        (31)
Gain from sale of discontinued operations            96          --       9,652          --
 Net income (loss)                               $ 37        $ (89)     $ 9,541     $ (313)

Net income (loss) allocated to general
  partners (1%)                                  $ --        $ (1)       $ 95        $ (3)
Net income (loss) allocated to limited
  partners (99%)                                     37         (88)      9,446        (310)

                                                 $ 37        $ (89)     $ 9,541     $ (313)

Per limited partnership unit:
(Loss) income from continuing operations        $ (0.58)    $ (0.46)    $ 0.05      $ (2.79)
Loss from discontinued operations                    --       (0.42)      (1.15)      (0.31)
Gain from sale of discontinued operations          0.95         --        95.75          --

Net income (loss)                               $ 0.37     $ (0.88)     $ 94.65     $ (3.10)

Distributions per limited partnership unit       $ --       $ 12.24     $ 41.73     $ 14.30

         See Accompanying Notes to Consolidated Financial Statements


                      ANGELES INCOME PROPERTIES, LTD. II

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners      Total

Original capital contributions         100,000         $ 1       $ 50,000     $ 50,001

Partners' deficit at
   December 31, 2003                    99,804        $ (618)    $(17,355)    $(17,973)

Distributions to partners                   --           (42)      (4,165)      (4,207)

Net income for the six months
   ended June 30, 2004                      --            95        9,446        9,541

Partners' deficit at
   June 30, 2004                        99,804        $ (565)    $(12,074)    $(12,639)

         See Accompanying Notes to Consolidated Financial Statements

                      ANGELES INCOME PROPERTIES, LTD. II

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)



                                                                   Six Months Ended
                                                                        June 30,
                                                                     2004      2003
Cash flows from operating activities:
  Net income (loss)                                                $ 9,541    $ (313)
  Adjustments to reconcile net income (loss) to net cash
   (used in) provided by operating activities:
     Gain from sale of discontinued operations                      (9,652)        --
     Depreciation                                                      395        957
     Amortization of mortgage discounts and loan costs                  37         36
     Loss on early extinguishment of debt                              159         58
     Change in accounts:
      Receivables and deposits                                          23       (115)
      Other assets                                                     (57)       (65)
      Accounts payable                                                   6        (28)
      Tenant security deposit liabilities                              (50)        18
      Accrued property taxes                                          (101)        35
      Due to affiliates                                               (222)         5
      Other liabilities                                               (200)        34
          Net cash (used in) provided by operating activities         (121)       622

Cash flows from investing activities:
  Proceeds from sale of investment property                         10,769         --
  Property improvements and replacements                              (162)      (241)
  Net withdrawals from restricted escrows                               26        105
          Net cash provided by (used in) investing
            activities                                              10,633       (136)

Cash flows from financing activities:
  Payments on mortgage notes payable                                  (273)      (275)
  Repayment of mortgage notes payable                               (6,062)    (5,017)
  Distributions to partners                                         (4,207)    (1,441)
  Proceeds from mortgage note payable                                   --      6,175
  Loan costs paid                                                      (19)      (172)
  Prepayment penalty paid                                               --        (28)
          Net cash used in financing activities                    (10,561)      (758)

Net decrease in cash and cash equivalents                              (49)      (272)

Cash and cash equivalents at beginning of period                       793        669

Cash and cash equivalents at end of period                          $ 744      $ 397

Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $ 728      $ 859

         See Accompanying Notes to Consolidated Financial Statements

                      ANGELES INCOME PROPERTIES, LTD. II

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Income Properties, Ltd. II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), which is wholly-owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

The accompanying consolidated statements of operations for the three and six months ended June 30, 2003 have been restated as of January 1, 2003 to reflect the operations of Georgetown Apartments as loss from discontinued operations in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Georgetown Apartments was sold to a third party on March 2, 2004.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $141,000 and $162,000 for the six months ended June 30, 2004 and 2003, respectively, which are included in operating expenses and loss from discontinued operations.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $91,000 and $86,000 for the six months ended June 30, 2004 and 2003, respectively, which are included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $1,000 and $10,000 for the six months ended June 30, 2004 and 2003, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties.

The Partnership Agreement provides for a fee equal to 10% of "Net cash flow from operations," as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. Fees of approximately $15,000 were earned by the Managing General Partner for the six months ended June 30, 2003, which is included in general and administrative expenses. There were no such fees earned by the Managing General Partner for the six months ended June 30, 2004.

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

The Partnership paid an affiliate of the Managing General Partner approximately $62,000 for loan costs related to the refinancing of the mortgages encumbering Georgetown Apartments during the six months ended June 30, 2003. These costs were capitalized and the unamortized balance is included in loss from discontinued operations for the six months ended June 30, 2004, as a result of the property's sale in March 2004.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $41,000 and $62,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Disposition of Investment Property

On March 2, 2004, the Partnership sold Georgetown Apartments to a third party for a gross sale price of approximately $10,950,000. The net proceeds realized by the Partnership were approximately $10,769,000 after payment of closing costs and a prepayment penalty owed by the Partnership and paid by the buyer. The Partnership used approximately $6,062,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $9,652,000 as a result of the sale during the six months ended June 30, 2004, which is included in gain from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $159,000 as a result of the write-off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations. The property's operations, loss of approximately $116,000 for the six months ended June 30, 2004 and loss of approximately $42,000 and $31,000 for the three and six months ended June 30, 2003, respectively, are included in loss from discontinued operations. Included in loss from discontinued operations are revenues of approximately $234,000 for the six months ended June 30, 2004 and revenues of approximately $387,000 and $778,000 for the three and six months ended June 30, 2003, respectively.

During the three months ended June 30, 2004, certain accruals of approximately $96,000 established during the first quarter of 2004 related to the sale of Georgetown Apartments were reversed due to actual costs being less than anticipated. These accrual reversals are included as an increase in gain from sale of discontinued operations for the three and six months ended June 30, 2004.

Note D - Refinancing of Mortgage Notes Payable

On May 21, 2003, the Partnership refinanced the mortgages encumbering Georgetown Apartments. The refinancing replaced the existing mortgages of approximately $5,017,000 with a new mortgage in the amount of $6,175,000. Total capitalized loan costs were approximately $172,000 during the six months ended June 30, 2003. These costs included approximately $62,000 in fees payable to the Managing General Partner. The Partnership recognized a loss on the early extinguishment of debt of approximately $58,000 during the six months ended June 30, 2003, due to the write off of unamortized loan costs and debt discounts and the payment of a prepayment penalty, which is included in loss from discontinued operations.

Note E - Contingencies

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

On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. No hearing has been scheduled in the matter.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

The Partnership is unaware of any other pending or outstanding litigation matters involving or its investment properties that are not of a routine nature arising in the ordinary course of business.

As previously disclosed, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole.
Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations taken as a whole.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2004 and 2003:

                                         Average Occupancy
Property                                 2004        2003

Deer Creek Apartments                     91%         95%
   Plainsboro, New Jersey
Landmark Apartments                       82%         84%
   Raleigh, North Carolina

The Managing General Partner attributes the decrease in occupancy at Deer Creek Apartments to increased home purchases in the Plainsboro area.

The Partnership's financial results are dependent upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions. Accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors which are outside the control of the Partnership such as the local economic climate and weather can adversely or positively impact the Partnership's financial results.

Results of Operations

The Partnership's net income for the three and six months ended June 30, 2004, was approximately $37,000 and $9,541,000, respectively, compared to net loss of approximately $89,000 and $313,000 for the three and six months ended June 30, 2003, respectively. On March 2, 2004, the Partnership sold Georgetown Apartments to a third party for a gross sale price of approximately $10,950,000. The net proceeds realized by the Partnership were approximately $10,769,000 after payment of closing costs and a prepayment penalty owed by the Partnership and paid by the buyer. The Partnership used approximately $6,062,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $9,652,000 as a result of the sale during the six months ended June 30, 2004, which is included in gain from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $159,000 as a result of the write-off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations. The property's operations, loss of approximately $116,000 for the six months ended June 30, 2004 and loss of approximately $42,000 and $31,000 for the three and six months ended June 30, 2003, respectively, are included in loss from discontinued operations. Included in loss from discontinued operations are revenues of approximately $234,000 for the six months ended June 30, 2004 and revenues of approximately $387,000 and $778,000 for the three and six months ended June 30, 2003, respectively.

The Partnership's loss from continuing operations for the three months ended June 30, 2004 was approximately $59,000, compared to approximately $47,000 for the three months ended June 30, 2003. The increase in loss from continuing operations for the three months ended June 30, 2004 is due to a decrease in total revenues, partially offset by a decrease in total expenses. The Partnership's income from continuing operations for the six months ended June 30, 2004 was approximately $5,000, compared to loss from continuing operations of approximately $282,000 for the six months ended June 30, 2003. The decrease in loss from continuing operations for the six months ended June 30, 2003 is due to a decrease in total expenses, partially offset by a decrease in total revenues.

The decrease in total revenues for both the three and six months ended June 30, 2004 is due to decreases in both rental and other income. Rental income decreased due to decreases in occupancy at both of the Partnership's investment properties and the average rental rate at Landmark Apartments, partially offset by an increase in the average rental rate at Deer Creek Apartments. Other income decreased for both periods primarily due to a decrease in late charges at Deer Creek Apartments.

The decrease in total expenses for the three months ended June 30, 2004 is due to decreases in depreciation and general and administrative expenses, partially offset by an increase in operating expenses. The decrease in total expenses for the six months ended June 30, 2004 is due to decreases in depreciation, general and administrative, and interest expenses, partially offset by increases in both operating and property tax expenses. Both interest and property tax expense remained relatively constant for the three months ended June 30, 2004. The decrease in depreciation expense for both periods is due to buildings and property improvements and replacements placed into service in prior years becoming fully depreciated during the second and third quarters of 2003. The decrease in interest expense for the six months ended June 30, 2004 is due to scheduled principal payments made on the mortgages encumbering the Partnership's investment properties, which reduced the carrying balance of the loans. The increase in operating expenses for both the three and six months ended June 30, 2004 is primarily due to increases in utility expenses at Landmark Apartments and advertising expenses at both of the Partnership's investment properties, partially offset by decreases in snow removal expenses at Deer Creek Apartments and contract maintenance expense at Landmark Apartments. The increase in property tax expense for the six months ended June 30, 2004 is due to an increase in the tax rate at Deer Creek Apartments. The decrease in general and administrative expenses for both the three and six months ended June 30, 2004 is due to decreases in New Jersey partnership tax expense and professional expenses associated with the administration of the Partnership, partially offset by an increase in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three and six months ended June 30, 2004 and 2003 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2004, the Partnership had cash and cash equivalents of approximately $744,000, compared to approximately $397,000 at June 30, 2003. The decrease in cash and cash equivalents of approximately $49,000, from December 31, 2003, is due to approximately $10,561,000 of cash used in financing activities and approximately $121,000 of cash used in operating activities, partially offset by approximately $10,633,000 of cash provided by investing activities. Cash used in financing activities consisted of repayment of the mortgage encumbering Georgetown Apartments, distributions to the partners, payments of principal made on the mortgages encumbering the Partnership's properties and loan costs paid related to the extension obtained on the mortgage encumbering Landmark Apartments. Cash provided by investing activities consisted of proceeds received from the sale of Georgetown Apartments and net receipts from an escrow account maintained by the mortgage lender, partially offset by property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for each of the Partnership's properties are detailed below.

Georgetown Apartments

During the six months ended June 30, 2004, the Partnership completed approximately $9,000 of capital improvements at Georgetown Apartments, consisting primarily of floor covering replacement. These improvements were funded from operating cash flow. The Partnership sold Georgetown Apartments to a third party on March 2, 2004.

Deer Creek Apartments

During the six months ended June 30, 2004, the Partnership completed approximately $98,000 of capital improvements at Deer Creek Apartments, consisting primarily of structural improvements, water heater upgrades and floor covering replacement. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $76,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Landmark Apartments

During the six months ended June 30, 2004, the Partnership completed approximately $55,000 of capital improvements at Landmark Apartments, consisting primarily of major landscaping and floor covering replacement. These improvements were funded from replacement reserves and operating cash flow. The property is currently undergoing a repair project to address water infiltration issues with 15 units. Based upon current plans, the Managing General Partner anticipates the project to be complete in November 2004 at a total cost of approximately $400,000. The project will be funded by replacement reserves and operations. The Partnership is currently evaluating the capital improvement needs of the property for 2004 and expects to complete an additional $105,000 in capital improvements not related to the water infiltration project and approximately $400,000 for property redevelopment as mentioned above during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Deer Creek Apartments of approximately $12,774,000 is amortized over 20 years and matures on July 1, 2021, at which time the loan is scheduled to be fully amortized. The mortgage indebtedness encumbering Landmark Apartments of approximately $5,986,000 is amortized over a period of 30 years with a balloon payment of approximately $5,950,000 due November 1, 2004. The mortgage encumbering Landmark Apartments matured November 1, 2003. However, the Managing General Partner has negotiated a one year extension, which extends the maturity of the loan to November 1, 2004, with a one-time right to extend to February 1, 2005. The extension requires the Partnership to continue making monthly payments of principal and interest under the terms of the original mortgage. The Managing General Partner will attempt to refinance the mortgage encumbering Landmark Apartments and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership distributed the following amounts during the three and six months ended June 30, 2004 and 2003 (in thousands, except per unit data):


                       Six Months       Per Limited     Six Months       Per Limited
                          Ended         Partnership        Ended         Partnership
                      June 30, 2004        Unit        June 30, 2003         Unit

Sale (1)                 $3,927           $38.96           $ --              $ --
Refinance (2)                --               --           1,032             10.24
Operations                  280             2.77             409              4.06
Total                    $4,207           $41.73          $1,441            $14.30

(1) From proceeds from the sale of Georgetown Apartments. (2) From proceeds from the refinancing of the mortgages encumbering
      Georgetown Apartments during May 2003.

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 64,413 limited partnership units (the "Units") in the Partnership representing 64.54% of the outstanding Units at June 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 64.54% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. No hearing has been scheduled in the matter.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

                  See Exhibit Index.

            b) Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2004.

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



                                    ANGELES INCOME PROPERTIES, LTD. II


                                    By:   Angeles Realty Corporation II
                                          Managing General Partner

                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President

                                    By:   /s/Stephen B. Waters
                                          Stephen B. Waters
                                          Vice President

                                    Date: August 13, 2004

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

      10.27 Modification and Extension Agreement by and among Federal Home Loan Mortgage Corporation, Angeles Income Properties, Ltd. II, and Commonwealth Land Title Company of North Carolina for Landmark Apartments is incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2003.

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  August 13, 2004
                                    /s/Martha L. Long
                                    Martha L. Long
                                    Senior Vice President of
                                    Angeles Realty Corporation
                                    II, equivalent of the chief
                                    executive officer of the
                                    Partnership

Exhibit 31.2
                                  CERTIFICATION
I, Stephen B. Waters, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Angeles Income Properties Ltd. II;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  August 13, 2004
                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of Angeles
                                    Realty Corporation II,
                                    equivalent of the chief
                                    financial officer of the
                                    Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Angeles Income Properties, Ltd. II (the "Partnership"), for the quarterly period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 13, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 13, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.