Form 10QSB
period 2004-09-30
ANGELES INCOME PROPERTIES LTD II
filed 2004-11-15
CIK 711642

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   Form 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended September 30, 2004


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

                         PART I - FINANCIAL INFORMATION



ITEM 1.     FINANCIAL STATEMENTS




                      ANGELES INCOME PROPERTIES, LTD. II

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2004



Assets
   Cash and cash equivalents                                                 $ 515
   Receivables and deposits                                                      382
   Restricted escrow                                                              27
   Other assets                                                                  572
   Investment properties:
      Land                                                    $ 1,691
      Buildings and related personal property                   26,292
                                                                27,983
      Less accumulated depreciation                            (22,618)        5,365
                                                                            $ 6,861

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 400
   Tenant security deposit liabilities                                           181
   Accrued property taxes                                                        109
   Other liabilities                                                             195
   Due to affiliates (Note B)                                                     42
   Mortgage notes payable                                                     18,640

Partners' Deficit
   General partners                                            $ (565)
   Limited partners (99,804 units issued and
      outstanding)                                             (12,141)      (12,706)
                                                                            $ 6,861


         See Accompanying Notes to Consolidated Financial Statements

                      ANGELES INCOME PROPERTIES, LTD. II

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                                Three Months Ended       Nine Months Ended
                                                   September 30,           September 30,
                                                 2004        2003        2004        2003
                                                          (Restated)              (Restated)
Revenues:
  Rental income                                 $ 1,122     $ 1,221     $ 3,385     $ 3,534
  Other income                                      122         115         291         295
        Total revenues                            1,244       1,336       3,676       3,829

Expenses:
  Operating                                         543         454       1,465       1,311
  General and administrative                         48          88         171         267
  Depreciation                                      187         170         558         898
  Interest                                          370         366       1,104       1,108
  Property taxes                                    163         141         440         410
        Total expenses                            1,311       1,219       3,738       3,994

(Loss) income from continuing operations            (67)        117         (62)       (165)
Income (loss) from discontinued operations           --         213        (116)        182
Gain from sale of discontinued operations            --          --       9,652          --
 Net (loss) income                               $ (67)      $ 330      $ 9,474      $ 17

Net (loss) income allocated to general
  partners (1%)                                  $ (1)        $ 3        $ 95        $ --
Net (loss) income allocated to limited
  partners (99%)                                    (66)        327       9,379          17

                                                 $ (67)      $ 330      $ 9,474      $ 17

Per limited partnership unit:
(Loss) income from continuing operations        $ (0.66)    $ 1.16      $ (0.62)    $ (1.63)
Income (loss) from discontinued
    operations                                       --        2.12       (1.15)       1.80
Gain from sale of discontinued operations            --          --       95.74          --

Net (loss) income                               $ (0.66)    $ 3.28      $ 93.97     $ 0.17

Distributions per limited partnership unit       $ --       $ 3.85      $ 41.73     $ 18.15

         See Accompanying Notes to Consolidated Financial Statements

                      ANGELES INCOME PROPERTIES, LTD. II

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners      Total

Original capital contributions         100,000         $ 1       $ 50,000     $ 50,001

Partners' deficit at
   December 31, 2003                    99,804        $ (618)    $(17,355)    $(17,973)

Distributions to partners                   --           (42)      (4,165)      (4,207)

Net income for the nine months
   ended September 30, 2004                 --            95        9,379        9,474

Partners' deficit at
   September 30, 2004                   99,804        $ (565)    $(12,141)    $(12,706)

         See Accompanying Notes to Consolidated Financial Statements


                      ANGELES INCOME PROPERTIES, LTD. II

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                    Nine Months Ended
                                                                      September 30,
                                                                    2004         2003
Cash flows from operating activities:
  Net income                                                       $ 9,474       $ 17
  Adjustments to reconcile net income to net cash
   provided by operating activities:
      Gain from sale of discontinued operations                     (9,652)          --
      Depreciation                                                     582        1,162
      Amortization of mortgage discounts and loan costs                 61           56
      Loss on early extinguishment of debt                             159           58
      Change in accounts:
        Receivables and deposits                                        50         (116)
        Other assets                                                  (155)         (56)
        Accounts payable                                                70          (53)
        Tenant security deposit liabilities                            (64)          13
        Accrued property taxes                                         (64)          70
        Due to affiliates                                             (222)          14
        Other liabilities                                             (205)         (13)
          Net cash provided by operating activities                     34        1,152

Cash flows from investing activities:
  Proceeds from sale of investment property                         10,769           --
  Property improvements and replacements                              (448)        (313)
  Net withdrawals from restricted escrows                                6          134
          Net cash provided by (used in) investing activities       10,327         (179)

Cash flows from financing activities:
  Payments on mortgage notes payable                                  (393)        (412)
  Distributions to partners                                         (4,207)      (1,829)
  Proceeds from mortgage note payable                                   --        6,175
  Repayment of mortgage notes payable                               (6,062)      (5,017)
  Advance from affiliate                                                42           --
  Loan costs paid                                                      (19)        (174)
  Prepayment penalty paid                                               --          (28)
          Net cash used in financing activities                    (10,639)      (1,285)

Net decrease in cash and cash equivalents                             (278)        (312)
Cash and cash equivalents at beginning of period                       793          669

Cash and cash equivalents at end of period                          $ 515        $ 357

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 1,074      $ 1,296

Supplemental disclosure of non-cash activity:
  Property improvements and replacements included in
    accounts payable                                                $ 261        $ --


         See Accompanying Notes to Consolidated Financial Statements


                      ANGELES INCOME PROPERTIES, LTD. II

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Income Properties, Ltd. II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), which is wholly-owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

The accompanying consolidated statements of operations for the three and nine months ended September 30, 2003 have been restated as of January 1, 2003 to reflect the operations of Georgetown Apartments as income (loss) from discontinued operations in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Georgetown Apartments was sold to a third party on March 2, 2004.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $198,000 and $247,000 for the nine months ended September 30, 2004 and 2003, respectively, which are included in operating expenses and income
(loss) from discontinued operations.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $136,000 and $127,000 for the nine months ended September 30, 2004 and 2003, respectively, which are included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $13,000 for each of the nine months ended September 30, 2004 and 2003. The construction management service fees are calculated based on a percentage of current additions to investment properties.

The Partnership Agreement provides for a fee equal to 10% of "Net cash flow from operations," as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. Fees of approximately $39,000 were earned by the Managing General Partner for the nine months ended September 30, 2003, which is included in general and administrative expenses. There were no such fees earned by the Managing General Partner for the nine months ended September 30, 2004.

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

The Partnership paid an affiliate of the Managing General Partner approximately $62,000 for loan costs related to the refinancing of the mortgages encumbering Georgetown Apartments during the nine months ended September 30, 2003. These costs were capitalized and the unamortized balance is included in loss from discontinued operations for the nine months ended September 30, 2004, as a result of the property's sale in March 2004.

In accordance with the Partnership Agreement, during the nine months ended September 30, 2004, an affiliate of the Managing General Partner advanced the Partnership approximately $42,000 to fund costs related to the upcoming refinancing of the mortgage encumbering Landmark Apartments. This advance bears interest at the prime rate plus 2% (6.75% at September 30, 2004). Interest expense was less than $1,000 for the nine months ended September 30, 2004. At September 30, 2004, the total outstanding advances and accrued interest was approximately $42,000 and is included in due to affiliates. There were no such advances made by affiliates of the Managing General Partner to the Partnership during the nine months ended September 30, 2003.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $64,000 and $62,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Disposition of Investment Property

On March 2, 2004, the Partnership sold Georgetown Apartments to a third party for a gross sale price of approximately $10,950,000. The net proceeds realized by the Partnership were approximately $10,769,000 after payment of closing costs and a prepayment penalty owed by the Partnership and paid by the buyer. The Partnership used approximately $6,062,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $9,652,000 as a result of the sale during the nine months ended September 30, 2004, which is included in gain from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $159,000 as a result of the write-off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations. The property's operations, loss of approximately $116,000 for the nine months ended September 30, 2004 and income of approximately $213,000 and $182,000 for the three and nine months ended
September 30, 2003, respectively, are included in income (loss) from discontinued operations. Included in income (loss) from discontinued operations are revenues of approximately $234,000 for the nine months ended September 30, 2004 and revenues of approximately $399,000 and $1,177,000 for the three and nine months ended September 30, 2003, respectively.

Note D - Refinancing of Mortgage Notes Payable

On May 21, 2003, the Partnership refinanced the mortgages encumbering Georgetown Apartments. The refinancing replaced the existing mortgages of approximately $5,017,000 with a new mortgage in the amount of $6,175,000. Total capitalized loan costs were approximately $174,000 during the nine months ended September 30, 2003. These costs included approximately $62,000 in fees paid to the Managing General Partner. The Partnership recognized a loss on the early extinguishment of debt of approximately $58,000 during the nine months ended September 30, 2003, due to the write off of unamortized loan costs and debt discounts and the payment of a prepayment penalty, which is included in income
(loss) from discontinued operations.

Note E - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

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

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the court heard oral argument on the motions and denied them both in their entirety. The Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. The Court of Appeals heard oral argument on both appeals on September 22, 2004 and took the matters under submission.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

As  previously  disclosed,  the  Central  Regional  Office of the United  States
Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. AIMCO is cooperating fully. AIMCO is not able to predict when the matter will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

Note F - Subsequent Event

On November 1, 2004, the Registrant obtained a mortgage in the principal amount of $7,000,000 on one of its investment properties, Landmark Apartments, located in Raleigh, North Carolina. The existing mortgage with an outstanding principal amount of approximately $5,950,000 matured on November 1, 2004 and was repaid with proceeds from the new mortgage. The new mortgage requires monthly payments of interest beginning on December 1, 2004 until the loan matures November 1, 2006, with interest being equal to the average of the one month LIBOR plus 235 basis points (minimum rate of 4.3662%). In conjunction with the mortgage note, the Partnership paid approximately $13,000 to enter into an interest rate cap agreement, which limits the Partnership's exposure to interest rate increase. Under this interest rate cap agreement, the Partnership's interest rate on the amounts owed to GMAC Commercial Mortgage will be no higher than 5.5%. Adjustments to the initial amount paid are recognized in interest expense. In addition, the new mortgage requires monthly escrow deposits for taxes, insurance and replacement reserves and a $500,000 repair reserve that was established with the lender at closing. As a condition of making the new mortgage, the lender required AIMCO Properties, L.P., an affiliate of the Registrant, to guarantee the obligations and liabilities of the Registrant with respect to the new mortgage.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2004 and 2003:

                                         Average Occupancy
Property                                 2004        2003

Deer Creek Apartments                     93%         95%
   Plainsboro, New Jersey
Landmark Apartments                       81%         86%
   Raleigh, North Carolina

The Managing General Partner attributes the decrease in occupancy at Landmark Apartments to increased competition in the Raleigh area.

The Partnership's financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions. Accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership's financial results.

Results of Operations

The Partnership recognized a net loss of approximately $67,000 for the three months ended September 30, 2004 and net income of approximately $9,474,000 for the nine months ended September 30, 2004, as compared to net income of approximately $330,000 and $17,000 for the three and nine months ended September 30, 2003, respectively. On March 2, 2004, the Partnership sold Georgetown Apartments to a third party for a gross sale price of approximately $10,950,000. The net proceeds realized by the Partnership were approximately $10,769,000 after payment of closing costs and a prepayment penalty owed by the Partnership and paid by the buyer. The Partnership used approximately $6,062,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $9,652,000 as a result of the sale during the nine months ended September 30, 2004, which is included in gain from sale of discontinued operations. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $159,000 as a result of the write-off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations. The property's operations, loss of approximately $116,000 for the nine months ended September 30, 2004 and income of approximately $213,000 and $182,000 for the three and nine months ended
September 30, 2003, respectively, are included in income (loss) from discontinued operations. Included in income (loss) from discontinued operations are revenues of approximately $234,000 for the nine months ended September 30, 2004 and revenues of approximately $399,000 and $1,177,000 for the three and nine months ended September 30, 2003, respectively.

The Partnership's loss from continuing operations for the three and nine months ended September 30, 2004 was approximately $67,000 and $62,000, compared to income from continuing operations of approximately $117,000 for the three months ended September 30, 2003 and loss from continuing operations of approximately $165,000 for the nine months ended September 30, 2003. The decrease in income from continuing operations for the three months ended September 30, 2004 is due to a decrease in total revenues and an increase in total expenses. The decrease in loss from continuing operations for the nine months ended September 30, 2004 is due to a decrease in total expenses, partially offset by a decrease in total revenues. The decrease in total revenues for the three months ended September 30, 2004 is due to a decrease in rental income, partially offset by an increase in other income. The decrease in total revenues for the nine months ended September 30, 2004 is due to a decrease in rental income. Other income remained relatively constant for the nine months ended September 30, 2004. The decrease in rental income for both the three and nine months ended September 30, 2004 is due to decreases in occupancy at both of the Partnership's investment properties and the average rental rate at Landmark Apartments, partially offset by an increase in the average rental rate at Deer Creek Apartments. The increase in other income for the three months ended September 30, 2004 is primarily due to an increase in lease cancellation fees at Landmark Apartments.

The increase in total expenses for the three months ended September 30, 2004 is due to increases in operating, depreciation, and property tax expenses, partially offset by a decrease in general and administrative expenses. The decrease in total expenses for the nine months ended September 30, 2004 is due to decreases in both general and administrative and depreciation expenses, partially offset by increases in both operating and property tax expenses. Interest expense remained relatively constant for both the three and nine months ended September 30, 2004. The increase in operating expenses for both the three and nine months ended September 30, 2004 is primarily due to increases in utility, payroll, contract maintenance, and advertising expenses at Deer Creek Apartments, partially offset by a decrease in snow removal expense at Deer Creek Apartments. The increase in depreciation expense for the three months ended September 30, 2004 is due to property improvements and replacements placed into service at both of the Partnership's investment properties during the past twelve months. The decrease in depreciation expense for the nine months ended September 30, 2004 is due to buildings and property improvements and replacements placed in service in prior years becoming fully depreciated during the second and third quarters of 2003, partially offset by property improvements and replacements placed into service at both of the Partnership's investment properties during the past twelve months. The increase in property tax expense for both the three and nine months ended September 30, 2004 is due to an increase in the tax rate at Deer Creek Apartments. The decrease in general and administrative expense for both the three and nine months ended September 30, 2004 is due to decreases in New Jersey partnership tax expense, the Partnership management fee payable from net cash flow from operations as defined in the Partnership Agreement, and professional expenses associated with the administration of the Partnership, partially offset by an increase in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three and nine months ended September 30, 2004 and 2003 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2004, the Partnership had cash and cash equivalents of approximately $515,000, compared to approximately $357,000 at September 30, 2003. The decrease in cash and cash equivalents of approximately $278,000, from December 31, 2003, is due to approximately $10,639,000 of cash used in financing activities, partially offset by approximately $10,327,000 of cash provided by investing activities and approximately $34,000 of cash provided by operating activities. Cash used in financing activities consisted of repayment of the mortgage encumbering Georgetown Apartments, distributions to partners, payments of principal made on the mortgages encumbering the Partnership's investment properties and loan costs paid related to the extension obtained on the mortgage encumbering Landmark Apartments, partially offset by an advance from an affiliate of the Managing General Partner. Cash provided by investing activities consisted of proceeds received from the sale of Georgetown Apartments and net receipts from an escrow account maintained by the mortgage lender, partially offset by property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. Capital improvements planned for each of the Partnership's properties are detailed below.

Georgetown Apartments

During the nine months ended September 30, 2004, the Partnership completed approximately $9,000 of capital improvements at Georgetown Apartments, consisting primarily of floor covering replacement. These improvements were funded from operating cash flow. The Partnership sold Georgetown Apartments to a third party on March 2, 2004.

Deer Creek Apartments

During the nine months ended September 30, 2004, the Partnership completed approximately $216,000 of capital improvements at Deer Creek Apartments, consisting primarily of structural improvements, interior building improvements, water heater upgrades, and floor covering replacement. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects that only necessary improvements will be made during the remainder of 2004 in order to maintain occupancy at the property. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Landmark Apartments

During the nine months ended  September  30,  2004,  the  Partnership  completed approximately $484,000 of capital improvements at Landmark Apartments, consisting primarily of a repair project to address water infiltration issues with 15 units. Based upon current plans, the Managing General Partner anticipates the project to be complete in November 2004 at a total cost of approximately $400,000. Other improvements consisted primarily of major landscaping, interior building improvements, and floor covering replacement. These improvements were funded from replacement reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for 2004 and expects to complete an additional $37,000 in capital improvements not related to the water infiltration project and approximately $48,000 for property redevelopment as mentioned above during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Deer Creek Apartments of approximately $12,681,000 is amortized over 20 years and matures on July 1, 2021, at which time the loan is scheduled to be fully amortized. The mortgage indebtedness encumbering Landmark Apartments of approximately $5,959,000 is amortized over a period of 30 years with a balloon payment of approximately $5,950,000 due November 1, 2004. The mortgage encumbering Landmark Apartments matured November 1, 2003. However, the Managing General Partner negotiated a one year extension, which extended the maturity of the loan to November 1, 2004, with a one-time right to extend to February 1, 2005. The extension required the Partnership to continue making monthly payments of principal and interest under the terms of the original mortgage. On November 1, 2004, the Registrant obtained a mortgage in the principal amount of $7,000,000 on one of its investment properties, Landmark Apartments, located in Raleigh, North Carolina. The existing mortgage with an outstanding principal amount of approximately $5,950,000 matured on November 1, 2004 and was repaid with proceeds from the new mortgage. The new mortgage requires monthly payments of interest beginning on December 1, 2004 until the loan matures November 1, 2006, with interest being equal to the average of the one month LIBOR plus 235 basis points (minimum rate of 4.3662%). In conjunction with the mortgage note, the Partnership paid approximately $13,000 to enter into an interest rate cap agreement, which limits the Partnership's exposure to interest rate increase. Under this interest rate cap agreement, the Partnership's interest rate on the amounts owed to GMAC Commercial Mortgage will be no higher than 5.5%. Adjustments to the initial amount paid are recognized in interest expense. In addition, the new mortgage requires monthly escrow deposits for taxes, insurance and replacement reserves and a $500,000 repair reserve that was established with the lender at closing. As a condition of making the new mortgage, the lender required AIMCO Properties, L.P., an affiliate of the Registrant, to guarantee the obligations and liabilities of the Registrant with respect to the new mortgage. The Managing General Partner will attempt to refinance the mortgage encumbering Landmark Apartments and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership distributed the following amounts during the nine months ended September 30, 2004 and 2003 (in thousands, except per unit data):


                    Nine Months Ended   Per Limited   Nine Months Ended    Per Limited
                      September 30,     Partnership     September 30,      Partnership
                          2004             Unit              2003              Unit

Sale (1)                 $3,927           $38.96             $ --              $ --
Refinance (2)                --               --             1,032             10.24
Operations                  280             2.77               797              7.91
Total                    $4,207           $41.73            $1,829            $18.15

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 64,653 limited partnership units (the "Units") in the Partnership representing 64.78% of the outstanding Units at September 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on November 5, 2004, AIMCO Properties, L.P., commenced a tender offer to acquire 35,151 Units for a purchase price of $118.69 per Unit. Such offer expires on December 7, 2004. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 64.78% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

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

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the court heard oral argument on the motions and denied them both in their entirety. The Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a responsebrief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. The Court of Appeals heard oral argument on both appeals on September 22, 2004 and took the matters under submission.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

ITEM 6.     EXHIBITS


            See Exhibit Index.


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

                                    Date: November 12, 2004

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

Date:  November 12, 2004
                                    /s/Martha L. Long
                                    Martha L. Long
                                    Senior Vice President of
                                    Angeles Realty Corporation
                                    II, equivalent of the chief
                                    executive officer of the
                                    Partnership

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

Date:  November 12, 2004
                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of Angeles Realty
                                    Corporation II, equivalent of
                                    the chief financial officer of
                                    the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Angeles Income Properties, Ltd. II (the "Partnership"), for the quarterly period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 12, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 12, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.