Form 10KSB
period 2004-12-31
ANGELES INCOME PROPERTIES LTD II
filed 2005-03-25
CIK 711642

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
       (Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                 For the fiscal year ended December 31, 2004

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

State issuer's revenues for its most recent fiscal year.   $4,907,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2004. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership, through its public offering of Limited Partnership Units, sold 100,000 units aggregating $50,000,000. The General Partners contributed capital in the amount of $1,000 for a 1% interest in the Partnership. The Partnership was formed for the purpose of acquiring fee and other forms of equity interests in various types of real estate property. The Partnership presently owns and operates two apartment properties at December 31, 2004. On March 2, 2004, the Partnership sold Georgetown Apartments to a third party (See "Item 2. Description of Properties"). Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions.

The Partnership has no employees. Management and administrative services are provided by the Managing General Partner and by agents retained by the Managing General Partner. An affiliate of the Managing General Partner provided such property management services for the residential properties for the years ended December 31, 2004 and 2003.

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

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland
Security, could have a negative effect on rent and occupancy levels at the Partnership's properties. The effect that future terrorist activities or threats of such activities could have on the Partnership's operations is uncertain and unpredictable. If the Partnership were to incur a loss at a property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property. In this regard, the Partnership has purchased insurance to cover acts of terrorism. The Managing General Partner does not anticipate that these costs will have a negative effect on the Partnership's consolidated financial condition or results of operations.

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

The following table sets forth the Partnership's investment in properties:

                                Date of
Property                        Purchase       Type of Ownership            Use

Deer Creek Apartments           09/28/83   Fee ownership subject to   Apartments
  Plainsboro, NJ                           a first mortgage           288 units

Landmark Apartments             12/16/83   Fee ownership subject to   Apartments
  Raleigh, NC                              a first mortgage           292 units

On March 2, 2004, the Partnership sold Georgetown Apartments to a third party for a gross sale price of approximately $10,950,000. The net proceeds realized by the Partnership were approximately $10,769,000 after payment of closing costs and a prepayment penalty owed by the Partnership and paid by the buyer. The Partnership used approximately $6,062,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $9,628,000 as a result of the sale during the year ended December 31, 2004. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $159,000 as a result of the write-off of unamortized loan costs and a prepayment penalty.

Schedule of Properties

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                           Gross
                         Carrying   Accumulated    Depreciable               Federal
Property                   Value    Depreciation       Life       Method    Tax Basis
                              (in thousands)                               (in thousands)

Deer Creek Apartments     $14,377     $10,911        5-30 yrs       S/L      $ 4,548

Landmark Apartments        13,868      11,911        5-30 yrs       S/L        2,474
                          $28,245     $22,822                                $ 7,022

See "Note A - Organization and Summary of Significant Accounting Policies" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.


Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

                           Principal                                       Principal
                           Balance At                                       Balance
                          December 31,   Interest     Period   Maturity      Due At
        Property              2004         Rate     Amortized    Date     Maturity (3)
                         (in thousands)                                  (in thousands)
Deer Creek Apartments
  1st mortgage              $12,585      7.43% (1)    20 yrs    07/2021       $ --

Landmark Apartments
  1st mortgage                7,000         (2)        (2)      11/2006       7,000
                            $19,585                                         $ 7,000

(1)   Fixed rate mortgage.

(2) On November 1, 2004, the Partnership obtained a mortgage in the principal amount of $7,000,000 on Landmark Apartments. The existing mortgage with an outstanding principal amount of approximately $5,950,000 matured on November 1, 2004 and was repaid with proceeds from the new mortgage. Loan costs associated with the existing mortgage, including $19,000 paid during the year ended December 31, 2004, were fully amortized. Total capitalized loan costs associated with the new mortgage were approximately $208,000 during the year ended December 31, 2004. These costs included approximately $70,000 paid to the Managing General Partner. The new mortgage requires monthly payments of interest beginning on December 1, 2004 until the loan matures November 1, 2006, with interest being equal to the average of the one month LIBOR plus 235 basis points (4.7678% at December 31, 2004, with a minimum rate of 4.3662%). In conjunction with the new mortgage note, the Partnership paid approximately $13,000 to enter into an interest rate cap agreement, which limits the Partnership's exposure to interest rate increases. Under this interest rate cap agreement, the Partnership's interest rate on the amounts owed to the lender will be no higher than 5.5%. Adjustments to the initial amount paid are recognized in interest expense. In addition, the new mortgage requires monthly escrow deposits for taxes, insurance and replacement reserves and a $500,000 repair reserve that was established with the lender at closing. As a condition of making the new mortgage, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage.

(3) See "Note B - Mortgage Notes Payable" to the consolidated financial statements included in "Item 7. Financial Statements" for information with respect to the Partnership's ability to prepay these loans and other specific details about the loans.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2004 and 2003 for each property were as follows:

                                     Average Annual               Average Annual
                                      Rental Rates                   Occupancy
                                       (per unit)
 Property                         2004            2003           2004       2003
 Deer Creek Apartments           $11,136         $11,119         94%        95%
 Landmark Apartments               7,077           7,066         79%        88%

The Managing General Partner attributes the decrease in occupancy at Landmark Apartments to increased resident selection standards and 13 units being unavailable for lease as a result of a renovation project (as discussed below).

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2004 for each property were as follows:

                                    2004             2004
                                  Billing            Rate
                                 (in thousands)

Deer Creek Apartments              $ 457             3.21%
Landmark Apartments                  143             1.04%

Capital Improvements

Georgetown Apartments

The Partnership completed approximately $9,000 in capital improvements at the property for the year ended December 31, 2004, consisting primarily of floor covering replacement. These improvements were funded from operating cash flow. On March 2, 2004, the Partnership sold Georgetown Apartments to a third party.

Deer Creek Apartments

The Partnership completed approximately $293,000 in capital improvements at the property for the year ended December 31, 2004, consisting primarily of structural improvements, water heater upgrades, interior building improvements, and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Landmark Apartments

The Partnership completed approximately $669,000 in capital improvements at the property for the year ended December 31, 2004, consisting primarily of a repair project to address water filtration issues with 15 units. Based upon current plans, the Managing General Partner anticipates the project to be complete and units back online in April 2005 at a total cost of approximately $470,000, which includes approximately $59,000 of construction period interest, property taxes and operating costs capitalized. Other improvements consisted primarily of major landscaping, interior building improvements, exterior painting, and floor covering replacement. These improvements were funded from replacement reserves, operating cash flow, and an advance from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Capital improvements will be made only to the extent of cash available from operations and Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected, at least in the short term.

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

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

The unitholders of the Partnership did not vote on any matter through solicitation of proxies or otherwise during the quarter ended December 31, 2004.

                                     PART II

    Item 5. Market for the Partnership's Equity and Related Security Holder
                                     Matters

The Partnership, a publicly-held limited partnership, offered and sold 100,000 limited partnership units (the "Units") aggregating $50,000,000. At December 31, 2004, the Partnership had 1,317 holders of record owning an aggregate of 99,804 Units. During the year ended December 31, 2003, the Partnership discovered that 20 Units that had previously been reported as abandoned were actually not abandoned. The Units were reinstated as of January 1, 2003 and back distributions of approximately $4,000 were paid to the unitholder during the year ended December 31, 2003. Affiliates of the Managing General Partner owned 68,807 Units or 68.94% at December 31, 2004. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2004 and 2003 (in thousands, except per unit data):

                         Year Ended       Per Limited        Year Ended       Per Limited
                        December 31,      Partnership       December 31,      Partnership
                            2004              Unit              2003             Unit
Sale (1)                 $ 3,927            $ 38.96             $ --             $ --
Operations                   280               2.77               797             7.91
Refinancing (2)               --                 --             1,032            10.24
                         $ 4,207            $ 41.73            $1,829           $18.15


(1) From proceeds from the sale of Georgetown Apartments. (2) From proceeds from the refinancing of the mortgages encumbering
      Georgetown Apartments in May 2003.

Future cash distributions will depend on the levels of cash generated from operations, the availability of cash reserves and the timing of the debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in 2005 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 68,807 Units in the Partnership representing 68.94% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 68.94% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

The Partnership's financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions; accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership's financial results.

Results of Operations

The Partnership's net income for the year ended December 31, 2004 was approximately $9,538,000, as compared to net income of approximately $140,000 for the year ended December 31, 2003. On March 2, 2004, the Partnership sold Georgetown Apartments to a third party for a gross sale price of approximately $10,950,000. The net proceeds realized by the Partnership were approximately $10,769,000 after payment of closing costs and a prepayment penalty owed by the Partnership and paid by the buyer. The Partnership used approximately $6,062,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $9,628,000 as a result of the sale during the year ended December 31, 2004, which is included in gain from sale of discontinued operations on the consolidated statements of operations included in "Item 7. Financial Statements". In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $159,000 as a result of the write-off of unamortized loan costs and a prepayment penalty, which is included in (loss) income from discontinued operations on the consolidated statements of operations included in "Item 7. Financial Statements". The property's results of operations, loss of approximately $92,000 for the year ended December 31, 2004 and income of approximately $311,000 for the year ended December 31, 2003 are included in (loss) income from discontinued operations on the consolidated statements of operations included in "Item 7. Financial Statements". Also included in (loss) income from discontinued operations are revenues of approximately $234,000 and $1,562,000 for the years ended December 31, 2004 and 2003, respectively.

The Partnership's income from continuing operations for the year ended December 31, 2004 was approximately $2,000, as compared to loss from continuing operations of approximately $171,000 for the year ended December 31, 2003. The increase in income from continuing operations is due to a decrease in total expenses, partially offset by a decrease in total revenues. The decrease in total revenues is due to decreases in rental and other income and the recognition of a casualty gain during 2003. The decrease in rental income is due to the decrease in occupancy at both of the Partnership's investment properties partially offset by an increase in the average rental rate at both properties. Other income decreased primarily due to decreases in late charges at Deer Creek Apartments and application fees at Landmark Apartments.

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

The decrease in total expenses is due to decreases in general and administrative, depreciation and interest expenses, partially offset by increases  in  both  operating  and  property  tax  expenses.  The  decrease  in
depreciation  expense  is  due  to  buildings  and  property   improvements  and
replacements placed into service in prior years becoming fully depreciated during 2003. The decrease in interest expense is due to payments of principal made on the mortgages encumbering the Partnership's investment properties, which reduced the carrying balance of the loans, the November 2004 refinancing of the mortgage encumbering Landmark Apartments at a lower interest rate (as discussed in "Liquidity and Capital Resources") and the capitalization of interest associated with the water infiltration project at Landmark Apartments (as discussed below), partially offset by an increase in loan cost amortization. The increase in operating expenses is primarily due to increases in utility and payroll related expenses at Deer Creek Apartments. The increase in property tax expense is due to an increase in the tax rate at Deer Creek Apartments. The decrease in general and administrative expenses is due to decreases in New Jersey partnership tax expense, the Partnership management fee payable from net cash flow from operations as defined in the Partnership Agreement, the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement and audit fees. Also included in general and administrative expenses for the years ended December 31, 2004 and 2003 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

During 2004, the Managing General Partner began a repair project at Landmark Apartments to address water infiltration issues with 15 units. Based upon current plans, the Managing General Partner anticipates the project to be complete in April 2005 at a total cost of approximately $470,000. During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the property. During the year ended December 31, 2004, approximately $33,000 of interest, approximately $8,000 of real estate taxes, and approximately $18,000 of other construction period operating costs were capitalized.

Liquidity and Capital Resources

At December 31, 2004, the Partnership had cash and cash equivalents of approximately $845,000, compared to approximately $793,000 at December 31, 2003. The increase in cash and cash equivalents of approximately $52,000 is due to approximately $9,371,000 of cash provided by investing activities and approximately $363,000 of cash provided by operating activities, partially offset by approximately $9,682,000 of cash used in financing activities. Cash provided by investing activities consisted of proceeds received from the sale of Georgetown Apartments, partially offset by net deposits to an escrow account maintained by the mortgage lender and property improvements and replacements. Cash used in financing activities consisted of the repayment of the mortgages encumbering Georgetown Apartments and Landmark Apartments, distributions to partners, payments of principal made on the mortgages encumbering the Partnership's investment properties, and loan costs paid, partially offset by net proceeds received related to the refinancing of the mortgage encumbering Landmark Apartments and advances from an affiliate of the Managing General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the properties. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties. Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Deer Creek Apartments of approximately $12,585,000 is amortized over 20 years and matures on July 1, 2021 at which time it is scheduled to be fully amortized. On November 1, 2004, the Partnership obtained a mortgage in the principal amount of $7,000,000 on Landmark Apartments. The existing mortgage with an outstanding principal amount of approximately $5,950,000 matured on November 1, 2004 and was repaid with proceeds from the new mortgage. Loan costs associated with the existing mortgage, including approximately $19,000 paid during the year ended December 31, 2004, were fully amortized. Total capitalized loan costs associated with the new mortgage were approximately $208,000 during the year ended December 31, 2004. These costs included approximately $70,000 paid to the Managing General Partner. The new mortgage requires monthly payments of interest beginning on December 1, 2004 until the loan matures November 1, 2006, with interest being equal to the average of the one month LIBOR plus 235 basis points (4.7678% at December 31, 2004 with a minimum rate of 4.3662%). In conjunction with the new mortgage note, the Partnership paid approximately $13,000 to enter into an interest rate cap agreement, which limits the Partnership's exposure to interest rate increases. Under this interest rate cap agreement, the Partnership's interest rate on the amounts owed to the lender will be no higher than 5.5%. Adjustments to the initial amount paid are recognized in interest expense. In addition, the new mortgage requires monthly escrow deposits for taxes, insurance and replacement reserves and a $500,000 repair reserve that was established with the lender at closing. As a condition of making the new mortgage, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage.

On May 21, 2003, the Partnership refinanced the mortgages encumbering Georgetown Apartments. The refinancing replaced the existing mortgages of approximately $5,017,000 with a new mortgage in the amount of $6,175,000. Total capitalized loan costs were approximately $174,000 during the year ended December 31, 2003. These costs included approximately $62,000 in fees paid to the Managing General Partner. The Partnership recognized a loss on early extinguishment of debt of approximately $58,000 during the year ended December 31, 2003, due to the write off of unamortized loan costs and debt discounts and the payment of a prepayment penalty. The Partnership sold Georgetown Apartments to a third party on March 2, 2004.

The Partnership distributed the following amounts during the years ended December 31, 2004 and 2003 (in thousands, except per unit data):

                         Year Ended       Per Limited        Year Ended       Per Limited
                        December 31,      Partnership       December 31,      Partnership
                            2004              Unit              2003             Unit
Sale (1)                   $3,927           $ 38.96             $ --             $ --
Operations                    280              2.77               797             7.91
Refinancing (2)                --                --             1,032            10.24
                           $4,207           $ 41.73            $1,829           $18.15

(1) From proceeds from the sale of Georgetown Apartments. (2) From proceeds from the refinancing of the mortgages encumbering
      Georgetown Apartments in May 2003.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures, to permit any distributions to its partners in 2005 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 68,807 Units in the Partnership representing 68.94% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 68.94% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Item 7.     Financial Statements

ANGELES INCOME PROPERTIES, LTD. II

LIST OF FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm

      Consolidated Balance Sheet - December 31, 2004

      Consolidated Statements of Operations - Years ended December 31, 2004 and 2003

      Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2004 and 2003

      Consolidated Statements of Cash Flows - Years ended December 31, 2004 and 2003

      Notes to Consolidated Financial Statements

           Report of Independent Registered Public Accounting Firm



The Partners
Angeles Income Properties, Ltd. II


We have audited the accompanying consolidated balance sheet of Angeles Income Properties, Ltd. II as of December 31, 2004, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Income Properties, Ltd. II at December 31, 2004, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

                                                          /s/ERNST & YOUNG LLP


Greenville, South Carolina
March 21, 2005

                      ANGELES INCOME PROPERTIES, LTD. II

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2004


Assets
   Cash and cash equivalents                                                 $ 845
   Receivables and deposits                                                      310
   Restricted escrow                                                             508
   Other assets                                                                  625
   Investment properties (Notes B and E):
      Land                                                    $ 1,691
      Buildings and related personal property                   26,554
                                                                28,245
      Less accumulated depreciation                            (22,822)        5,423
                                                                            $ 7,711
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 77
   Tenant security deposit liabilities                                           171
   Other liabilities                                                             254
   Due to affiliates (Note D)                                                    266
   Mortgage notes payable (Note B)                                            19,585

Partners' Deficit
   General partners                                            $ (565)
   Limited partners (99,804 units issued and
      outstanding)                                             (12,077)      (12,642)
                                                                            $ 7,711

          See Accompanying Notes to Consolidated Financial Statements

                      ANGELES INCOME PROPERTIES, LTD. II

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)


                                                                           Years Ended
                                                                           December 31,
                                                                       2004           2003
Revenues:
  Rental income                                                      $ 4,513         $ 4,744
  Other income                                                           394             410
  Casualty gain (Note F)                                                  --              51
        Total revenues                                                 4,907           5,205

Expenses:
  Operating                                                            1,906           1,825
  General and administrative                                             212             452
  Depreciation                                                           762           1,077
  Interest                                                             1,432           1,470
  Property taxes                                                         593             552
        Total expenses                                                 4,905           5,376

Income (loss) from continuing operations                                   2            (171)
(Loss) income from discontinued operations (Note G)                      (92)            311
Gain from sale of discontinued operations (Note G)                     9,628             --
Net income (Note C)                                                  $ 9,538          $ 140

Net income allocated to general partners (1%)                          $ 95            $ 1
Net income allocated to limited partners (99%)                         9,443             139

                                                                     $ 9,538          $ 140
Per limited partnership unit:
Income (loss) from continuing operations                              $ 0.03         $ (1.69)
(Loss) income from discontinued operations                             (0.92)           3.08
Gain from sale of discontinued operations                              95.51              --
Net income                                                           $ 94.62         $ 1.39

Distributions per limited partnership unit                           $ 41.73         $ 18.15

          See Accompanying Notes to Consolidated Financial Statements

                      ANGELES INCOME PROPERTIES, LTD. II

           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)



                                         Limited
                                       Partnership    General     Limited
                                          Units       Partners   Partners      Total

Original capital contributions           100,000        $ 1      $ 50,000     $ 50,001

Partners' deficit at
  December 31, 2002                       99,784       $ (601)   $(15,683)    $(16,284)

Distributions to partners                     --          (18)     (1,811)      (1,829)

Units recorded as abandoned in
  error (Note H)                              20           --          --          --

Net income for the year ended
  December 31, 2003                           --            1         139          140

Partners' deficit at
  December 31, 2003                       99,804         (618)    (17,355)     (17,973)

Distributions to partners                     --          (42)     (4,165)      (4,207)

Net income for the year ended
  December 31, 2004                           --           95       9,443        9,538

Partners' deficit at
  December 31, 2004                       99,804       $ (565)   $(12,077)    $(12,642)

          See Accompanying Notes to Consolidated Financial Statements

                      ANGELES INCOME PROPERTIES, LTD. II

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                       Years Ended
                                                                      December 31,
                                                                    2004         2003
Cash flows from operating activities:
  Net income                                                        $9,538       $ 140
  Adjustments to reconcile net income to net cash
   provided by operating activities:
      Gain from sale of discontinued operations                     (9,628)          --
      Depreciation                                                     762        1,377
      Amortization of mortgage discounts and loan costs                 96           80
      Loss on early extinguishment of debt                             159           58
      Casualty gain                                                     --          (51)
      Change in accounts:
        Receivables and deposits                                       122         (123)
        Other assets                                                   (35)          (6)
        Accounts payable                                               (40)          16
        Tenant security deposit liabilities                            (74)           9
        Accrued property taxes                                        (173)          30
        Due to affiliates                                             (218)         117
        Other liabilities                                             (146)         122
          Net cash provided by operating activities                    363        1,769

Cash flows from investing activities:
  Proceeds from sale of investment property                         10,769           --
  Property improvements and replacements                              (923)        (376)
  Net (deposits to) withdrawals from restricted escrows               (475)         115
  Insurance proceeds received                                           --           52
          Net cash provided by (used in) investing activities        9,371         (209)

Cash flows from financing activities:
  Payments on mortgage notes payable                                  (498)        (563)
  Proceeds from mortgage notes payable                               7,000        6,175
  Repayment of mortgage notes payable                              (12,012)      (5,017)
  Advances from affiliate                                              262           --
  Loan costs paid                                                     (227)        (174)
  Prepayment penalty paid                                               --          (28)
  Distributions to partners                                         (4,207)      (1,829)
          Net cash used in financing activities                     (9,682)      (1,436)

Net increase in cash and cash equivalents                               52          124
Cash and cash equivalents at beginning of year                         793          669
Cash and cash equivalents at end of year                            $ 845        $ 793
Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 1,408      $ 1,587
Supplemental disclosure of non-cash flow information:
  Property improvements and replacements included in accounts
    payable                                                         $ 48         $ --

          See Accompanying Notes to Consolidated Financial Statements

                      ANGELES INCOME PROPERTIES, LTD. II

                  Notes to Consolidated Financial Statements

                                December 31, 2004


Note A - Organization and Summary of Significant Accounting Policies

Organization: Angeles Income Properties, Ltd. II (the "Partnership" or "Registrant") is a California limited partnership organized on October 12, 1982 to acquire and operate residential and commercial real estate properties. The Partnership's managing general partner responsible for management of the Partnership's business is Angeles Realty Corporation II ("ARC II" or the "Managing General Partner"). ARC II was wholly-owned by MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"). Effective February 26, 1999, IPT was merged into Apartment
Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. Thus, the Managing General Partner is now wholly-owned by AIMCO. The non-managing general partner is AIMCO Properties, L.P. (an affiliate of AIMCO). The Managing General Partner and the non-managing general partner are herein collectively referred to as the "General Partners". The Partnership Agreement provides that the Partnership is to terminate on December 31, 2037 unless terminated prior to such date. As of December 31, 2004, the Partnership operated two residential properties located one each in New Jersey and North Carolina. During the year ended December 31, 2004, the Partnership sold Georgetown Apartments to a third party (as discussed in "Note G").

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

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Derivative Financial Instruments: The Partnership primarily uses long-term, fixed rate and fully-amortizing non-recourse debt in order to avoid among other things, risk related to fluctuating interest rates. For the Partnership's variable rate debt, the Managing General Partner has limited its exposure to interest rate fluctuations by entering into an interest rate cap agreement to reduce the Partnership's exposure to interest rate fluctuations. The interest rate cap agreement entered into in conjunction with the Landmark Apartments refinancing effectively limits the Partnership's exposure to interest rate risk by providing a ceiling on the underlying variable interest rate. The fair value of this instrument is reflected as an asset in the consolidated balance sheet, and periodic changes in fair value are included in interest expense. This instrument is not material to the Partnership's consolidated financial position and results of operations.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $689,000 at December 31, 2004 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits: The Partnership requires security deposits from all apartment lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates the apartment provided the tenant has not damaged the space and is current on rental payments.

Investment Properties: Investment properties consist of two apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership capitalizes all expenditures in excess of $250 that clearly relate to the acquisition and installation of real and personal property components. These expenditures include costs incurred to replace existing property components, costs incurred to add a material new feature to a property, and costs that increase the useful life or service potential of a property component. These capitalized costs are depreciated over the useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were necessary for the years ending December 31, 2004 or 2003.

Deferred Costs: At December 31, 2004, loan costs of approximately $614,000 less accumulated amortization of approximately $117,000 are included in other assets on the consolidated balance sheet and are being amortized over the terms of the related loan agreements. Amortization expense from continuing operations of approximately $96,000 and $49,000 is included in interest expense in the accompanying consolidated statements of operations for the years ended December 31, 2004 and 2003, respectively. Amortization expense is expected to be approximately $129,000 for 2005, $128,000 for 2006, $27,000 for 2007, $26,000
for 2008, and $25,000 for 2009.

Leasing   commissions  and  other  direct  costs  incurred  in  connection  with successful leasing efforts are deferred and amortized over the terms of the related leases. Amortization of these costs is included in operating expenses.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value of Financial Instruments: "SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt. The fair value of the debt encumbering Landmark Apartments approximates its carrying value due to the adjustable rate of the debt. The fair value of the debt encumbering Deer Creek Apartments at the Partnership's incremental borrowing rate is approximately $13,631,000.

Restricted Escrows: A replacement reserve account is maintained for Landmark Apartments. The property has a required monthly payment into its account to cover the costs of capital improvements and replacements. The balance of this account at December 31, 2004 is approximately $508,000, which includes interest.

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

Advertising: The Partnership expenses the cost of advertising as incurred. Advertising costs from continuing operations of approximately $81,000 and $70,000 for the years ended December 31, 2004 and 2003, respectively, were charged to operating expense.

Note B - Mortgage Notes Payable

                           Principal     Monthly                            Principal
                          Balance At     Payment     Stated                  Balance
                         December 31,   Including   Interest   Maturity      Due At
Property                     2004       Interest      Rate       Date       Maturity
                              (in thousands)                             (in thousands)
Deer Creek Apartments
  1st mortgage              $12,585       $ 110    7.43% (1)   07/2021        $ --

Landmark Apartments
  1st mortgage                7,000          29       (2)      11/2006         7,000
                            $19,585       $ 139                              $ 7,000

(1)   Fixed rate mortgage.

(2) Adjustable rate based on one month LIBOR plus 235 basis points (minimum rate of 4.3662%, maximum of 5.5%). The rate at December 31, 2004 was 4.7678%.

On November 1, 2004, the Partnership obtained a mortgage in the principal amount of $7,000,000 on Landmark Apartments. The existing mortgage with an outstanding principal amount of approximately $5,950,000 matured on November 1, 2004 and was repaid with proceeds from the new mortgage. Loan costs associated with the existing mortgage, including $19,000 paid during the year ended December 31, 2004, were fully amortized. Total capitalized loan costs associated with the new mortgage were approximately $208,000 during the year ended December 31, 2004. These costs included approximately $70,000 in fees paid to the Managing General Partner. The new mortgage requires monthly payments of interest beginning on December 1, 2004 until the loan matures November 1, 2006, with interest being equal to the average of the one month LIBOR plus 235 basis points (4.7678% at December 31, 2004, with a minimum rate of 4.3662%). In conjunction with the new mortgage note, the Partnership paid approximately $13,000 to enter into an interest rate cap agreement, which limits the Partnership's exposure to interest rate increases. Under this interest rate cap agreement, the Partnership's interest rate on the amounts owed to the lender will be no higher than 5.5%. Adjustments to the initial amount paid are recognized in interest expense. In addition, the new mortgage requires monthly escrow deposits for taxes, insurance and replacement reserves and a $500,000 repair reserve that was established with the lender at closing. As a condition of making the new mortgage, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage.

Also on November 1, 2004, the Partnership purchased an interest rate cap contract to limit the annual interest on the mortgage encumbering Landmark Apartments to 5.50%. This agreement expires November 1, 2006. The Partnership has adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of SFAS No. 133". The Partnership's interest rate cap does not qualify for special hedge accounting treatment as defined by SFAS 133, and therefore all changes in the fair value of the interest rate cap will be recognized in the consolidated statements of operations as an adjustment to interest expense. The fair value of the interest rate cap was approximately $6,000 at December 31, 2004.

On May 21, 2003, the Partnership refinanced the mortgages encumbering Georgetown Apartments. The refinancing replaced the existing mortgages of approximately $5,017,000 with a new mortgage in the amount of $6,175,000. Total capitalized loan costs were approximately $174,000 during the year ended December 31, 2003. These costs included approximately $62,000 in fees paid to the Managing General Partner. The Partnership recognized a loss on early extinguishment of debt of approximately $58,000 during the year ended December 31, 2003, due to the write off of unamortized loan costs and debt discounts and the payment of a prepayment penalty, which is included in (loss) income from discontinued operations.

The mortgage notes payable are nonrecourse and are secured by a pledge of the Partnership's rental properties and by a pledge of revenues from the respective rental properties. The mortgage notes payable include prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 2004, are as follows (in thousands):

                                   2005        $   401
                                   2006          7,431
                                   2007            465
                                   2008            500
                                   2009            539
                                Thereafter      10,249
                                               $19,585

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                          2004          2003

Net income as reported                   $ 9,538       $ 140
(Deduct) add:
  Gain on sale of property                  (278)          --
  Depreciation differences                     4          603
  Unearned income                            (63)         (30)
  Accrued audit                              (22)          (4)
  Casualty gain                              (51)         (51)
  Other                                     (160)         382
Federal taxable income                   $ 8,968      $ 1,040
Federal taxable income per limited
  partnership unit                       $ 86.14      $ 10.32

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

Net liabilities as reported                   $(12,642)
Land and buildings                               2,201
Accumulated depreciation                          (602)
Syndication and distribution costs               6,148
Unearned income                                     75
Other                                               50
Net liabilities - Federal tax basis           $ (4,770)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $260,000 and $331,000 for the years ended December 31, 2004 and 2003, respectively, which are included in operating expenses and (loss) income from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $204,000 and $202,000 for the years ended December 31, 2004 and 2003, respectively, which are included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the years ended December 31, 2004 and 2003 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $64,000 and $11,000, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties.

The Partnership Agreement provides for a fee equal to 10% of "Net cash from operations," as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. During the year ended December 31, 2003, the Managing General Partner earned fees of approximately $77,000 which is included in general and administrative expenses. There were no such fees earned by the Managing General Partner for the year ended December 31, 2004.

Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a distribution equal to 3% of the aggregate disposition price of sold properties. The Partnership paid a distribution of approximately $86,000 to the Managing General Partner related to the sale of Atlanta Crossing Shopping Center in March 2000. This amount is subordinate to the limited partners receiving their original capital contributions plus a cumulative preferred return of 6% per annum of their adjusted capital investment, as defined in the Partnership Agreement. If the limited partners have not received these returns when the Partnership terminates, the Managing General Partner will be required to return this amount to the Partnership. It is not presently expected that the limited partners will receive these returns when the Partnership terminates. Accordingly, no such distribution was paid to the Managing General Partner related to the March 2004 sale of Georgetown Apartments.

The Partnership paid an affiliate of the Managing General Partner approximately $70,000 and $62,000 for loan costs related to the refinancings of the mortgages encumbering Landmark Apartments and Georgetown Apartments during the years ended December 31, 2004 and 2003, respectively. These costs were capitalized and the unamortized balance is included in other assets and loss from discontinued operations for the year ended December 31, 2004, respectively.

In accordance with the Partnership Agreement, during the year ended December 31, 2004, an affiliate of the Managing General Partner advanced the Partnership approximately $262,000 to fund capital improvements and costs related to the refinancing of the mortgage encumbering Landmark Apartments. These advances bear interest at the prime rate plus 2% (7.25% at December 31, 2004). Interest expense was approximately $4,000 for the year ended December 31, 2004. At December 31, 2004, the total outstanding advances and accrued interest was approximately $266,000 and is included in due to affiliates. There were no such advances made by affiliates of the Managing General Partner to the Partnership during the year ended December 31, 2003.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During each of the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $62,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 68,807 Units in the Partnership representing 68.94% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 68.94% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note E - Investment Properties and Accumulated Depreciation

                                                   Initial Cost
                                                  To Partnership
                                                  (in thousands)
                                                          Buildings         Cost
                                                         and Related     Capitalized
                                                           Personal     Subsequent to
Description                 Encumbrances       Land        Property      Acquisition
                           (in thousands)                              (in thousands)

Deer Creek Apartments          $12,585         $ 953       $ 8,863         $ 4,561
Landmark Apartments              7,000            738        9,885           3,245
Totals                         $19,585        $ 1,691      $18,748         $ 7,806


                          Gross Amount At Which Carried
                              At December 31, 2004
                                 (in thousands)

                                    Buildings
                                   And Related
                                   Personal               Accumulated     Date    Depreciable
      Description         Land     Property     Total     Depreciation  Acquired     Life
                                                         (in thousands)
Deer Creek Apartments    $ 953     $13,424     $14,377      $10,911     09/28/83   5-30 yrs
Landmark Apartments         738     13,130      13,868       11,911     12/16/83   5-30 yrs
Totals                   $1,691    $26,554     $28,245      $22,822

Reconciliation of "investment properties and accumulated depreciation":

                                                Years Ended December 31,
                                                  2004            2003
                                                     (in thousands)
Investment Properties
Balance at beginning of year                    $27,283          $35,370
   Property improvements                            962              376
   Assets held for sale                              --           (8,433)
   Disposal of property                              --              (30)
Balance at end of year                          $28,245          $27,283

Accumulated Depreciation
Balance at beginning of year                    $22,060          $28,025
   Additions charged to expense                     762            1,377
   Assets held for sale                              --           (7,313)
   Disposal of property                              --              (29)
Balance at end of year                          $22,822          $22,060

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2004 and 2003 is approximately $30,446,000 and $29,639,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2004 and 2003, is approximately $23,424,000 and $22,696,000, respectively.

Georgetown Apartments which sold on March 2, 2004 is excluded from these schedules and was classified as assets held for sale at December 31, 2003.

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

Note G - Disposition of Investment Property

On March 2, 2004, the Partnership sold Georgetown Apartments to a third party for a gross sale price of approximately $10,950,000. The net proceeds realized by the Partnership were approximately $10,769,000 after payment of closing costs and a prepayment penalty owed by the Partnership and paid by the buyer. The Partnership used approximately $6,062,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $9,628,000 as a result of the sale during the year ended December 31, 2004, which is included in gain from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $159,000 as a result of the write-off of unamortized loan costs and a prepayment penalty, which is included in (loss) income from discontinued operations. The property's operations, loss of approximately $92,000 for the year ended December 31, 2004 and income of approximately $311,000 for the year ended December 31, 2003 are included in (loss) income from discontinued operations. Also included in (loss) income from discontinued operations are revenues of approximately $234,000 and $1,562,000 for the years ended December 31, 2004 and 2003, respectively.

Note H - Units Abandoned in Error

During the year ended December 31, 2003, the Partnership discovered that 20 Units that had been previously reported as abandoned were actually not abandoned. The Units were reinstated as of January 1, 2003 and back distributions of approximately $4,000 were paid to the unitholder during the year ended December 31, 2003.

Note I - Contingencies

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

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership and operation of its properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the Managing General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Managing General Partner believes that these measures will eliminate, or at least minimize, the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

SEC Investigation

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 8B.    Other Information

            None.

                                    PART III

     Item 9. Directors, Executive Officers, Promoters and Control Persons;
                Compliance with Section 16(a) of the Exchange Act

The names of the directors and officers of Angeles Realty Corporation II ("ARC II" or "Managing General Partner"), the Managing General Partner of Angeles Income Properties, Ltd. II (the "Partnership" or "Registrant") as of December 31, 2004, their ages and the nature of all positions with ARC II presently held by them are as follows:

Martha L. Long                   45   Director and Senior Vice President
Harry G. Alcock                  42   Director and Executive Vice President
Miles Cortez                     61   Executive Vice President, General Counsel
                                      and Secretary
Patti K. Fielding                41   Executive Vice President
Paul J. McAuliffe                48   Executive Vice President and Chief
                                      Financial Officer
Thomas M. Herzog                 42   Senior Vice President and Chief Accounting
                                       Officer
Stephen B. Waters                43   Vice President

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

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the Managing General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Managing General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding was appointed Treasurer of AIMCO in January 2005. Ms. Fielding is responsible for debt financing and the treasury department. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Managing General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the Managing General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000.

Stephen B. Waters was appointed Vice President of the Managing General Partner in April 2004. Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999. Mr. Waters has responsibilities for real estate and partnership accounting with AIMCO.

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

Item 10.    Executive Compensation

No remuneration was paid by the Partnership to any director or officer of the Managing General Partner during the year ended December 31, 2004.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units (the "Units") of the Registrant as of December 31, 2004.

         Entity                               Number of Units   Percentage

         Cooper River Properties, LLC
          (an affiliate of AIMCO)                   5,864          5.88%
         AIMCO IPLP, L.P.
          (an affiliate of AIMCO)                   3,990          4.00%
         Broad River Properties, LLC
          (an affiliate of AIMCO)                   8,908          8.92%
         AIMCO Properties, L.P.
          (an affiliate of AIMCO)                  50,045         50.14%

Cooper River Properties, LLC, AIMCO IPLP, L.P., and Broad River Properties, LLC are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

The Partnership knows of no contractual arrangements, the operation of the terms of, which may at a subsequent date result in a change in control of the Partnership, except for: Article 12.1 of the Agreement, which provide that upon a vote of the limited partners holding more than 50% of the then outstanding Units the general partners may be expelled from the Partnership upon 90 days written notice. In the event that successor general partners have been elected by limited partners holding more than 50% of the then outstanding Units and if said limited partners elect to continue the business of the Partnership, the Partnership is required to pay in cash to the expelled general partners an amount equal to the accrued and unpaid management fee described in Article 10 of the Agreement and to purchase the general partners' interest in the Partnership on the effective date of the expulsion, which shall be an amount equal to the difference between the balance of the general partners' capital account and the fair market value of the share of distributable net proceeds to which the general partners would be entitled. Such determination of the fair market value of the share of distributable net proceeds is defined in Article 12.2(b) of the Agreement.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $260,000 and $331,000 for the years ended December 31, 2004 and 2003, respectively, which are included in operating expenses and (loss) income from discontinued operations on the consolidated statements of operations included in "Item 7. Financial Statements".

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $204,000 and $202,000 for the years ended December 31, 2004 and 2003, respectively, which are included in general and administrative expenses and investment properties on the consolidated financial statements included in "Item 7. Financial Statements". The portion of these reimbursements included in investment properties for the years ended December 31, 2004 and 2003 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $64,000 and $11,000, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties.

The Partnership Agreement provides for a fee equal to 10% of "Net cash from operations," as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. During the year ended December 31, 2003, the Managing General Partner earned fees of approximately $77,000 which is included in general and administrative expenses on the consolidated statements of operations included in "Item 7. Financial Statements". There were no such fees earned by the Managing General Partner for the year ended December 31, 2004.

Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a distribution equal to 3% of the aggregate disposition price of sold properties. The Partnership paid a distribution of approximately $86,000 to the Managing General Partner related to the sale of Atlanta Crossing Shopping Center in March 2000. This amount is subordinate to the limited partners receiving their original capital contributions plus a cumulative preferred return of 6% per annum of their adjusted capital investment, as defined in the Partnership Agreement. If the limited partners have not received these returns when the Partnership terminates, the Managing General Partner will be required to return this amount to the Partnership. It is not presently expected that the limited partners will receive these returns when the Partnership terminates. Accordingly, no such distribution was paid to the Managing General Partner related to the March 2004 sale of Georgetown Apartments.

The Partnership paid an affiliate of the Managing General Partner approximately $70,000 and $62,000 for loan costs related to the refinancings of the mortgages encumbering Landmark Apartments and Georgetown Apartments during the years ended December 31, 2004 and 2003, respectively. These costs were capitalized and the unamortized balance is included in other assets and loss from discontinued
operations for the year ended December 31, 2004, respectively on the consolidated financial statements included in "Item 7. Financial Statements".

In accordance with the Partnership Agreement, during the year ended December 31, 2004, an affiliate of the Managing General Partner advanced the Partnership approximately $262,000 to fund capital improvements and costs related to the refinancing of the mortgage encumbering Landmark Apartments. These advances bear interest at the prime rate plus 2% (7.25% at December 31, 2004). Interest expense was approximately $4,000 for the year ended December 31, 2004. At December 31, 2004, the total outstanding advances and accrued interest was approximately $266,000 and is included in due to affiliates on the consolidated balance sheet included in "Item 7. Financial Statements". There were no such advances made by affiliates of the Managing General Partner to the Partnership during the year ended December 31, 2003.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During each of the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $62,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 68,807 Units in the Partnership representing 68.94% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 68.94% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 13.    Exhibits

            See Exhibit Index.

Item 14.    Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2005. The aggregate fees billed for services rendered by Ernst & Young LLP during the years ended December 31, 2004 and 2003 are described below.

Audit Fees. The Partnership was billed by Ernst & Young LLP audit fees of approximately $37,000 and $45,000 for 2004 and 2003, respectively. Fees for audit services also include fees for the reviews of the Partnership's quarterly reports on Form 10-QSB.

Tax Fees. The Partnership was billed by Ernst & Young LLP fees for tax services for 2004 and 2003 of approximately $11,000 and $14,000, respectively.

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

                                    Date: March 25, 2005


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/Harry G. Alcock            Director and Executive        Date: March 25, 2005
Harry G. Alcock               Vice President


/s/Martha L. Long             Director and Senior Vice      Date: March 25, 2005
Martha L. Long                President


/s/Stephen B. Waters          Vice President                Date: March 25, 2005
Stephen B. Waters

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

      10.28 Loan Agreement dated November 1, 2004 between Angeles Income Properties, Ltd. II, a California limited partnership and GMAC Commercial Mortgage Bank, incorporated by reference to the Current Report on Form 8-K dated November 1, 2004.

      10.29       Promissory  Notes  dated  November 1, 2004  between  Angeles
                  Income   Properties,   Ltd.   II,   a   California   limited
                  partnership and GMAC Commercial Mortgage Bank, incorporated by reference to the Current Report on Form 8-K dated November 1, 2004.

      10.30 Guaranty dated November 1, 2004 by AIMCO Properties, L.P., for the benefit of GMAC Commercial Mortgage Bank, incorporated by reference to the Current Report on Form 8-K dated November 1, 2004.

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


Date:  March 25, 2005

                                    /s/Martha L. Long
                                    Martha L. Long
                                    Senior  Vice  President  of  Angeles  Realty
                                    Corporation  II,  equivalent  of  the  chief
                                    executive officer of the Partnership

Exhibit 31.2
                                  CERTIFICATION
I, Stephen B. Waters certify that:

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

Date:  March 25, 2005
                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of Angeles
                                    Realty Corporation II,
                                    equivalent of the chief
                                    financial officer of the
                                    Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Angeles Income Properties, Ltd. II (the "Partnership"), for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 25, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  March 25, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.