Form 10QSB
period 2005-03-31
ANGELES INCOME PROPERTIES LTD II
filed 2005-05-12
CIK 711642

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2005


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



                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS


                      ANGELES INCOME PROPERTIES, LTD. II

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 2005



Assets
   Cash and cash equivalents                                                 $ 427
   Receivables and deposits                                                      479
   Restricted escrows                                                            530
   Other assets                                                                  635
   Investment properties:
      Land                                                    $ 1,691
      Buildings and related personal property                   27,022
                                                               28,713
      Less accumulated depreciation                            (23,032)        5,681
                                                                            $ 7,752

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 236
   Tenant security deposit liabilities                                           166
   Accrued property taxes                                                         38
   Other liabilities                                                             218
   Due to affiliates (Note B)                                                    271
   Mortgage notes payable                                                     19,488

Partners' Deficit
   General partners                                            $ (565)
   Limited partners (99,804 units issued and
      outstanding)                                             (12,100)      (12,665)
                                                                            $ 7,752

         See Accompanying Notes to Consolidated Financial Statements


                       ANGELES INCOME PROPERTIES, LTD. II

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                                               Three Months Ended
                                                                       March 31,
                                                               2005          2004

Revenues:
  Rental income                                              $ 1,168        $1,159
  Other income                                                    93            88
      Total revenues                                           1,261         1,247

Expenses:
  Operating                                                      495           425
  General and administrative                                      59            72
  Depreciation                                                   210           184
  Interest                                                       366           363
  Property taxes                                                 154           139
      Total expenses                                           1,284         1,183

(Loss) income from continuing operations                         (23)           64
Loss from discontinued operations                                 --          (116)
Gain from sale of discontinued operations                         --         9,556
Net (loss) income                                            $   (23)       $9,504

Net (loss) income allocated to general partners (1%)         $    --         $ 95

Net (loss) income allocated to limited partners (99%)            (23)        9,409

                                                             $   (23)       $9,504
Per limited partnership unit:
(Loss) income from continuing operations                     $ (0.23)       $ 0.63
Loss from discontinued operations                                 --         (1.15)
Gain from sale of discontinued operations                         --         94.79

Net (loss) income                                            $ (0.23)       $94.27

Distributions per limited partnership unit                   $    --        $41.73

         See Accompanying Notes to Consolidated Financial Statements



                      ANGELES INCOME PROPERTIES, LTD. II

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners      Total

Original capital contributions         100,000         $ 1       $ 50,000     $ 50,001

Partners' deficit at
   December 31, 2004                    99,804        $ (565)    $(12,077)    $(12,642)

Net loss for the three months
   ended March 31, 2005                     --            --          (23)         (23)

Partners' deficit at
   March 31, 2005                       99,804        $ (565)    $(12,100)    $(12,665)

         See Accompanying Notes to Consolidated Financial Statements


                       ANGELES INCOME PROPERTIES, LTD. II

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                  Three Months Ended
                                                                       March 31,
                                                                       2005    2004
Cash flows from operating activities:
  Net (loss) income                                                $   (23)   $ 9,504
  Adjustments to reconcile net (loss) income to net cash
   provided by (used in) operating activities:
     Gain from sale of discontinued operations                         --      (9,556)
     Depreciation                                                      210        208
     Amortization of loan costs                                        37          11
     Loss on early extinguishment of debt                               --        159
     Change in accounts:
      Receivables and deposits                                        (169)       (34)
      Other assets                                                     (40)       (76)
      Accounts payable                                                  78         (4)
      Tenant security deposit liabilities                               (5)       (47)
      Accrued property taxes                                            38       (137)
      Due to affiliates                                                 5         (77)
      Other liabilities                                                (36)      (214)
          Net cash provided by (used in) operating activities           95       (263)

Cash flows from investing activities:
  Proceeds from sale of investment property                            --      10,769
  Property improvements and replacements                              (387)       (82)
  Net deposits to restricted escrows                                  (22)        (20)
          Net cash (used in) provided by investing
            activities                                                (409)    10,667

Cash flows from financing activities:
  Payments on mortgage notes payable                                  (97)       (154)
  Repayment of mortgage note payable                                   --      (6,062)
  Distributions to partners                                            --      (4,207)
  Loan costs paid                                                       (7)        --
          Net cash used in financing activities                      (104)    (10,423)

Net decrease in cash and cash equivalents                            (418)        (19)

Cash and cash equivalents at beginning of period                      845         793

Cash and cash equivalents at end of period                         $   427   $    774

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $   317   $    380
Supplemental disclosure of non-cash activity:
  Property improvements and replacements included in accounts
    payable                                                        $   129   $     --

At December 31, 2004, approximately $48,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements at March 31, 2005.

         See Accompanying Notes to Consolidated Financial Statements


                       ANGELES INCOME PROPERTIES, LTD. II

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Income Properties, Ltd. II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), which is wholly-owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $63,000 and $83,000 for the three months ended March 31, 2005 and 2004, respectively, which are included in operating expenses and loss from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $64,000 and $58,000 for the three months ended March 31, 2005 and 2004, respectively, which are included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the three months ended March 31, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $35,000 and $1,000, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties.

The Partnership Agreement provides for a fee equal to 10% of "Net cash from operations," as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. There were no such fees earned by the Managing General Partner for the three months ended March 31, 2005 and 2004.

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

In accordance with the Partnership Agreement, during the third and fourth quarter of 2004, an affiliate of the Managing General Partner advanced the Partnership approximately $262,000 to fund capital improvements and costs related to the refinancing of the mortgage encumbering Landmark Apartments. These advances bear interest at the prime rate plus 2% (7.75% at March 31, 2005). Interest expense was approximately $5,000 for the three months ended March 31, 2005. At March 31, 2005, the total outstanding advances and accrued interest was approximately $271,000 and is included in due to affiliates. There were no such advances made by affiliates of the Managing General Partner to the Partnership during the three months ended March 31, 2005 and 2004. Subsequent to March 31, 2005, an affiliate of the Managing General Partner advanced the Partnership approximately $67,000 to fund capital improvements at Landmark Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2005, the Partnership was charged by AIMCO and its affiliates approximately $43,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2005 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $62,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2004.

Note C - Disposition of Investment Property

On March 2, 2004, the Partnership sold Georgetown Apartments to a third party for a gross sale price of approximately $10,950,000. The net proceeds realized by the Partnership were approximately $10,769,000 after payment of closing costs and a prepayment penalty owed by the Partnership and paid by the buyer. The Partnership used approximately $6,062,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $9,556,000 as a result of the sale during the three months ended March 31, 2004, which is included in gain from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $159,000 as a result of the write-off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations. The property's operations, loss of approximately $116,000 for the three months ended March 31, 2004, including revenues of approximately $234,000, are included in loss from discontinued operations.

Note D - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trail court granted defendants motion to strike the complaint.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. The Managing General Partner and its affiliates are currently scheduled to file an answer to Objector's petition on May 18, 2005.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Oral argument relating to the certification of the collective action is scheduled for May 12, 2005. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

SEC Investigation

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs and tax credit transactions. At the end of the first quarter of 2005, the SEC added certain tender offers for limited partnership interests as an area of investigation. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2005 and 2004:

                                         Average Occupancy
Property                                 2005        2004

Deer Creek Apartments (1)                 96%         92%
   Plainsboro, New Jersey
Landmark Apartments (2)                   82%         87%
   Raleigh, North Carolina

(1) The Managing General Partner attributes the increase in occupancy at Deer Creek Apartments to improved economic conditions in the Plainsboro area.

(2) The Managing General Partner attributes the decrease in occupancy at Landmark Apartments to increased resident selection standards.

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

Results of Operations

The Partnership's net loss for the three months ended March 31, 2005 was approximately $23,000, compared to net income of approximately $9,504,000 for the three months ended March 31, 2004. On March 2, 2004, the Partnership sold Georgetown Apartments to a third party for a gross sale price of approximately $10,950,000. The net proceeds realized by the Partnership were approximately $10,769,000 after payment of closing costs and a prepayment penalty owed by the Partnership and paid by the buyer. The Partnership used approximately $6,062,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $9,556,000 as a result of the sale during the three months ended March 31, 2004, which is included in gain from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $159,000 as a result of the write-off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations. The property's operations, a loss of approximately $116,000 for the three months ended March 31, 2004, including revenues of approximately $234,000 are included in loss from discontinued operations.

The Partnership's loss from continuing operations for the three months ended March 31, 2005 was approximately $23,000, compared to income from continuing operations of approximately $64,000 for the three months ended March 31, 2004. The decrease in income from continuing operations is due to an increase in total expenses, partially offset by an increase in total revenues. The increase in total expenses is due to increases in operating, depreciation, and property tax expenses, partially offset by a decrease in general and administrative expenses. Interest expense remained relatively constant for the comparable periods. The increase in operating expenses is primarily due to increases in snow removal expense at Deer Creek Apartments and contract maintenance expense at Landmark Apartments. The increase in depreciation expense is due to property improvements and replacements placed into service at both of the Partnership's investment properties during the past twelve months. The increase in property tax expense is due to an increase in the tax rate at Deer Creek Apartments. The decrease in general and administrative expenses is due to a decrease in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, partially offset by an increase in partnership tax expense. Also included in general and administrative expenses for the three months ended March 31, 2005 and 2004 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The increase in total revenues is due to increases in both rental and other income. The increase in rental income is primarily due to increases in occupancy at Deer Creek Apartments and the average rental rate at Landmark Apartments, and a decrease in bad debt expense at both of the Partnership's investment properties, partially offset by decreases in occupancy at Landmark Apartments and the average rental rate at Deer Creek Apartments. The increase in other income is primarily due to an increase in late charges at Deer Creek Apartments, partially offset by a decrease in lease cancellation fees at both of the Partnership's investment properties.

Liquidity and Capital Resources

At March 31, 2005, the Partnership had cash and cash equivalents of approximately $427,000, compared to approximately $774,000 at March 31, 2004. The decrease in cash and cash equivalents of approximately $418,000, from December 31, 2004, is due to approximately $409,000 of cash used in investing activities and approximately $104,000 of cash used in financing activities, partially offset by approximately $95,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of payments of principal made on the mortgage encumbering Deer Creek Apartments and loan costs paid related to the November 2004 refinancing of the mortgage encumbering Landmark Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

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

Deer Creek Apartments

During the three months ended March 31, 2005, the Partnership completed approximately $117,000 of capital improvements at Deer Creek Apartments, consisting primarily of furniture upgrades and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Landmark Apartments

During the three months ended March 31, 2005, the Partnership completed approximately $351,000 of capital improvements at Landmark Apartments, consisting primarily of a repair project to address water filtration issues with 15 units. Based upon current plans, the Managing General Partner anticipates the project to be complete and all units back online in May, 2005 at a total cost of approximately $471,000. Other improvements consisted primarily of structural improvements, exterior painting, major landscaping, fitness equipment, interior and exterior building improvements, furniture upgrades and floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The capital expenditures will be incurred only if cash is available from operations, Partnership reserves, or advances from affiliates of the Managing General Partner. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Deer Creek Apartments of approximately $12,488,000 is amortized over 20 years and matures on July 1, 2021 at which time the loan is scheduled to be fully amortized. On November 1, 2004, the Partnership obtained a mortgage in the principal amount of $7,000,000 on Landmark Apartments. The existing mortgage with an outstanding principal amount of approximately $5,950,000 matured on November 1, 2004 and was repaid with proceeds from the new mortgage. Loan costs associated with the existing mortgage were fully amortized. Total capitalized loan costs associated with the new mortgage were approximately $208,000 during the year ended December 31, 2004. These costs included approximately $70,000 paid to the Managing General Partner. Approximately $7,000 of additional loan costs were capitalized during the three months ended March 31, 2005. The new mortgage requires monthly payments of interest beginning on December 1, 2004 until the loan matures November 1, 2006, with interest being equal to the average of the one month LIBOR plus 235 basis points (5.2082% at March 31, 2005 with a minimum rate of 4.3662%). In conjunction with the new mortgage note, the Partnership paid approximately $13,000 to enter into an interest rate cap agreement, which limits the Partnership's exposure to interest rate increases. Under this interest rate cap agreement, the Partnership's interest rate on the amounts owed to the lender will be no higher than 5.5%. Adjustments to the initial amount paid are recognized in interest expense. In addition, the new mortgage requires monthly escrow deposits for taxes, insurance and replacement reserves and a $500,000 repair reserve that was established with the lender at closing. As a condition of making the new mortgage, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage.

The Partnership distributed the following amounts during the three months ended March 31, 2005 and 2004 (in thousands, except per unit data):


                      Three Months      Per Limited      Three Months      Per Limited
                          Ended         Partnership         Ended          Partnership
                     March 31, 2005        Unit         March 31, 2004        Unit

Sale (1)                  $ --             $ --             $3,927           $38.96
Operations                   --               --               280             2.77
Total                     $ --             $ --             $4,207           $41.73

(1) From proceeds from the sale of Georgetown Apartments.

Future cash distributions will depend on the levels of net cash generated from operations and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after planned capital expenditures to permit any distributions to its partners in 2005 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 69,067 limited partnership units (the "Units") in the Partnership representing 69.20% of the outstanding Units at March 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 69.20% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004 the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. The Managing General Partner and its affiliates are currently scheduled to file an answer to Objector's petition on May 18, 2005.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Oral argument relating to the certification of the collective action is scheduled for May 12, 2005. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

ITEM 5.     OTHER INFORMATION

            None.

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


                                    Date: May 11, 2005


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

                      ANGELES INCOME PROPERTIES, LTD. II

                            EXHIBIT INDEX - CONTINUED


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


Date:  May 11, 2005

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

Date:  May 11, 2005
                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice    President   of   Angeles    Realty
                                    Corporation  II,  equivalent  of the chief
                                    financial officer of the Partnership


Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Angeles Income Properties, Ltd. II (the "Partnership"), for the quarterly period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 11, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  May 11, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.