Form 10QSB
period 2005-09-30
ANGELES INCOME PROPERTIES LTD II
filed 2005-11-14
CIK 711642

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   Form 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended September 30, 2005


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes __ No X_

                         PART I - FINANCIAL INFORMATION



ITEM 1.     FINANCIAL STATEMENTS




                      ANGELES INCOME PROPERTIES, LTD. II

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2005



Assets
   Cash and cash equivalents                                                 $   547
   Receivables and deposits                                                      441
   Restricted escrows                                                            517
   Other assets                                                                  631
   Investment properties:
      Land                                                    $  1,691
      Buildings and related personal property                   27,613
                                                                29,304
      Less accumulated depreciation                            (23,469)        5,835
                                                                            $ 7,971

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 41
   Tenant security deposit liabilities                                           166
   Accrued property taxes                                                        113
   Other liabilities                                                             263
   Mortgage notes payable (Note D)                                            23,117

Partners' Deficit
   General partners                                            $ (596)
   Limited partners (99,804 units issued and
      outstanding)                                             (15,133)      (15,729)
                                                                            $ 7,971


         See Accompanying Notes to Consolidated Financial Statements

                      ANGELES INCOME PROPERTIES, LTD. II

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                                Three Months Ended       Nine Months Ended
                                                   September 30,           September 30,
                                                 2005        2004        2005        2004

Revenues:
  Rental income                                 $ 1,237     $ 1,122     $ 3,578     $ 3,385
  Other income                                      126         122         317         291
        Total revenues                            1,363       1,244       3,895       3,676

Expenses:
  Operating                                         520         543       1,625       1,465
  General and administrative                         63          48         188         171
  Depreciation                                      219         187         647         558
  Interest                                          376         370       1,108       1,104
  Property taxes                                    132         163         394         440
        Total expenses                            1,310       1,311       3,962       3,738

Income (loss) from continuing operations             53         (67)        (67)        (62)
Loss from discontinued operations                    --          --          --        (116)
Gain from sale of discontinued operations            --          --          --       9,652
 Net income (loss)                               $ 53        $ (67)      $ (67)     $ 9,474

Net income (loss) allocated to general
  partners (1%)                                   $ 1        $ (1)       $ (1)       $ 95
Net income (loss) allocated to limited
  partners (99%)                                     52         (66)        (66)      9,379
                                                 $ 53        $ (67)      $ (67)     $ 9,474

Per limited partnership unit:
Income (loss) from continuing operations        $ 0.52      $ (0.66)    $ (0.66)    $ (0.62)
Loss from discontinued operations                    --          --          --       (1.15)
Gain from sale of discontinued operations            --          --          --       95.74

Net income (loss)                               $ 0.52      $ (0.66)    $ (0.66)    $ 93.97

Distributions per limited partnership unit      $ 29.96      $ --       $ 29.96     $ 41.73

         See Accompanying Notes to Consolidated Financial Statements

                      ANGELES INCOME PROPERTIES, LTD. II

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners      Total

Original capital contributions         100,000         $ 1       $ 50,000     $ 50,001

Partners' deficit at
   December 31, 2004                    99,804        $ (565)    $(12,077)    $(12,642)

Distributions to partners                   --           (30)      (2,990)      (3,020)

Net loss for the nine months
   ended September 30, 2005                 --            (1)         (66)         (67)

Partners' deficit at
   September 30, 2005                   99,804        $ (596)    $(15,133)    $(15,729)

         See Accompanying Notes to Consolidated Financial Statements

                      ANGELES INCOME PROPERTIES, LTD. II

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                    Nine Months Ended
                                                                      September 30,
                                                                    2005         2004
Cash flows from operating activities:
  Net (loss) income                                                 $ (67)      $ 9,474
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
      Gain from sale of discontinued operations                         --       (9,652)
      Depreciation                                                     647          582
      Amortization of loan costs                                       107           61
      Loss on early extinguishment of debt                              --          159
      Change in accounts:
        Receivables and deposits                                      (131)          50
        Other assets                                                   (15)        (155)
        Accounts payable                                               (14)          70
        Tenant security deposit liabilities                             (5)         (64)
        Accrued property taxes                                         113          (64)
        Due to affiliates                                               (4)        (222)
        Other liabilities                                                9         (205)
          Net cash provided by operating activities                    640           34

Cash flows from investing activities:
  Proceeds from sale of investment property                             --       10,769
  Property improvements and replacements                            (1,081)        (448)
  Net (deposits to) withdrawals from restricted escrows                 (9)           6
          Net cash (used in) provided by investing activities       (1,090)      10,327

Cash flows from financing activities:
  Payments on mortgage notes payable                                  (268)        (393)
  Distributions to partners                                         (3,020)      (4,207)
  Proceeds from mortgage note payable                                3,800           --
  Repayment of mortgage note payable                                    --       (6,062)
  Advances from affiliate                                               68           42
  Loan costs paid                                                      (98)         (19)
  Payments on advances from affiliate                                 (330)          --
          Net cash provided by (used in) financing activities          152      (10,639)

Net decrease in cash and cash equivalents                             (298)        (278)
Cash and cash equivalents at beginning of period                       845          793

Cash and cash equivalents at end of period                          $ 547        $ 515

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 1,011      $ 1,074

Supplemental disclosure of non-cash activity:
  Property improvements and replacements included in
    accounts payable                                                $ 26         $ 261

At December 31, 2004, approximately $48,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the nine months ended September 30, 2005.

         See Accompanying Notes to Consolidated Financial Statements

                       ANGELES INCOME PROPERTIES, LTD. II

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Income Properties, Ltd. II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), which is wholly-owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $192,000 and $198,000 for the nine months ended September 30, 2005 and 2004, respectively, which are included in operating expenses and loss from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $180,000 and $136,000 for the nine months ended September 30, 2005 and 2004, respectively, which are included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the nine months ended September 30, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $93,000 and $13,000, respectively. The construction management service fees are calculated based on a percentage of additions to investment properties.

The Partnership Agreement provides for a fee equal to 10% of "Net cash from operations," as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. There were no such fees earned by the Managing General Partner for the nine months ended September 30, 2005 and 2004.

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

In accordance with the Partnership Agreement, during the third and fourth quarters of 2004, an affiliate of the Managing General Partner advanced the Partnership approximately $262,000 to fund capital improvements and costs related to the refinancing of the mortgage encumbering Landmark Apartments. During the nine months ended September 30, 2005, an affiliate of the Managing General Partner advanced the Partnership approximately $68,000 to fund capital improvements at Landmark Apartments. These advances bore interest at the prime rate plus 2%. Interest expense was approximately $17,000 and less than $1,000 for the nine months ended September 30, 2005 and 2004, respectively. During the nine months ended September 30, 2005, the Partnership repaid the advances of approximately $330,000 and associated accrued interest of approximately $21,000 from proceeds from the second mortgage obtained on Deer Creek Apartments (as discussed in Note D). At September 30, 2005, there were no outstanding advances or associated accrued interest payable to affiliates of the Managing General Partner.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $65,000 and $62,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Disposition of Investment Property

On March 2, 2004, the Partnership sold Georgetown Apartments to a third party for a gross sale price of approximately $10,950,000. The net proceeds realized by the Partnership were approximately $10,769,000 after payment of closing costs and a prepayment penalty owed by the Partnership and paid by the buyer. The Partnership used approximately $6,062,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $9,652,000 as a result of the sale during the nine months ended September 30, 2004, which is included in gain from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $159,000 as a result of the write-off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations. The property's operations, loss of approximately $116,000 for the nine months ended September 30, 2004, including revenues of approximately $234,000, are included in loss from discontinued operations.

Note D - Second Mortgage Note Payable

On September 1, 2005, the Partnership obtained a second mortgage loan in the amount of $3,800,000 on Deer Creek Apartments. The second mortgage consists of a stated fixed interest rate of 5.32% and requires monthly payments of principal and interest of approximately $21,000 beginning on October 1, 2005 until the loan matures September 1, 2015, with a balloon payment of approximately $3,128,000 due at maturity. The Partnership has the option of extending the maturity date for one additional year, to September 1, 2016. In connection with obtaining the second mortgage, loans costs of approximately $91,000 were capitalized and are included in other assets.

In connection with the new financing, the Partnership agreed to certain modifications of the existing mortgage loan encumbering Deer Creek Apartments. The modification of terms consisted of a fixed interest rate of 7.68%, monthly payments of approximately $88,000, commencing October 1, 2005 through its maturity of September 1, 2015, with a balloon payment of approximately $10,755,000 due at maturity. The Partnership has the option of extending the maturity date for one additional year, to September 1, 2016. The previous terms consisted of monthly payments of approximately $110,000 with a stated fixed interest rate of 7.43% through its maturity of July 1, 2021, at which time the loan was scheduled to be fully amortized.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005. On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement. On October 27, 2005, the Court denied Objector's peremptory challenge and struck Objector's motion to disqualify for cause. No hearing has been set on Objector's remaining motions. On November 3, 2005, Objector and his counsel filed a writ of mandate to the Court of Appeals challenging the court's October 27, 2005 order.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO  Properties  L.P.  and NHP  Management  Company,  both  affiliates  of the
Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2005 and 2004:

                                         Average Occupancy
Property                                 2005        2004

Deer Creek Apartments                     95%         93%
   Plainsboro, New Jersey
Landmark Apartments                       83%         81%
   Raleigh, North Carolina

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

Results of Operations

The Partnership recognized net income of approximately $53,000 and net loss of approximately $67,000 for the three and nine months ended September 30, 2005, respectively, as compared to net loss of approximately $67,000 and net income of approximately $9,474,000 for the three and nine months ended September 30, 2004, respectively. On March 2, 2004, the Partnership sold Georgetown Apartments to a third party for a gross sale price of approximately $10,950,000. The net proceeds realized by the Partnership were approximately $10,769,000 after payment of closing costs and a prepayment penalty owed by the Partnership and paid by the buyer. The Partnership used approximately $6,062,000 of the net proceeds  to repay  the  mortgage  encumbering  the  property.  The  Partnership realized a gain of approximately $9,652,000 as a result of the sale during the nine months ended September 30, 2004, which is included in gain from sale of discontinued operations on the consolidated statements of operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $159,000 as a result of the write-off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations. The property's operations, loss of approximately $116,000 for the nine months ended September 30, 2004, including revenues of approximately $234,000, are included in loss from discontinued operations.

The Partnership's income from continuing operations for the three months ended September 30, 2005 was approximately $53,000, compared to loss from continuing operations of approximately $67,000 for the three months ended September 30, 2004. The Partnership's loss from continuing operations for the nine months ended September 30, 2005 and 2004 was approximately $67,000 and $62,000, respectively. The increase in income from continuing operations for the three months ended September 30, 2005 is due to an increase in total revenues. The increase in loss from continuing operations for the nine months ended September 30, 2005 is due to an increase in total expenses, partially offset by an increase in total revenues. The increase in total revenues for the three months ended September 30, 2005 is due to an increase in rental income. The increase in total revenues for the nine months ended September 30, 2005 is due to increases in both rental and other income. Other income remained relatively constant for the three months ended September 30, 2005. The increase in rental income for the three months ended September 30, 2005 is primarily due to increases in occupancy at Landmark Apartments and the average rental rate and reduced bad debt expense at both of the Partnership's investment properties. The increase in rental income for the nine months ended September 30, 2005 is primarily due to increases in occupancy and the average rental rate and reduced bad debt expense at both properties. The increase in other income for the nine months ended September 30, 2005 is primarily due to increases in late charges and resident utility payments at Deer Creek Apartments, and cleaning and damage fees at Landmark Apartments, partially offset by a decrease in lease cancellation fees at both of the Partnership's investment properties.

Total expenses remained relatively constant for the three months ended September 30, 2005, as increases in depreciation and general and administrative expenses were offset by decreases in both operating and property tax expense. The increase in total expenses for the nine months ended September 30, 2005 is due to increases in operating, depreciation, and general and administrative expenses, partially offset by a decrease in property tax expense. Interest expense remained relatively constant for both the three and nine months ended September 30, 2005. The decrease in operating expenses for the three months ended September 30, 2005 is primarily due to decrease in utilities and contract maintenance expense at Landmark Apartments, partially offset by an increase in payroll related expenses at Landmark Apartments and fees associated with tenant application processing at both properties.

The increase in operating expenses for the nine months ended September 30, 2005 is primarily due to increases in contract maintenance, utilities, and payroll related expenses at Landmark Apartments and tenant application processing fees at both properties. The increase in depreciation expense for both periods is due to property improvements and replacements placed into service at both of the Partnership's investment properties during the past twelve months. The decrease in property tax expense for both periods is due to the Partnership's successful appeal of the assessed value of Deer Creek Apartments. The increase in general and administrative expenses for both the three and nine months ended September 30, 2005 is primarily due to an increase in partnership tax expense. The increase in general and administrative expenses for the nine months ended September 30, 2005 was partially offset by a decrease in management reimbursements to the Managing General Partner as allowed under the Partnership Agreement as a result of the sale of Georgetown Apartments in 2004. Also included in general and administrative expenses for the three and nine months ended September 30, 2005 and 2004 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2005, the Partnership had cash and cash equivalents of approximately $547,000, compared to approximately $515,000 at September 30, 2004. The decrease in cash and cash equivalents of approximately $298,000, from December 31, 2004, is due to approximately $1,090,000 of cash used in investing activities, partially offset by approximately $640,000 of cash provided by operating activities and approximately $152,000 of cash provided by financing activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrow accounts maintained by the mortgage lender. Cash provided by financing activities consisted of proceeds from the second mortgage obtained on Deer Creek Apartments and an advance from an affiliate of the Managing General Partner, partially offset by distributions to partners, payments on advances from an affiliate of the Managing General Partner, payments of principal made on the mortgages encumbering Deer Creek Apartments and loan costs paid. The Partnership invests its working capital reserves in interest bearing accounts.

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

Deer Creek Apartments

During the nine months ended September 30, 2005, the Partnership completed approximately $428,000 of capital improvements at Deer Creek Apartments, consisting primarily of structural improvements, security equipment, water heaters, furniture upgrades and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Landmark Apartments

During the nine months ended  September  30,  2005,  the  Partnership  completed approximately $631,000 of capital improvements at Landmark Apartments, consisting primarily of a repair project to address water filtration issues with 15 units. This project was completed in May 2005 and all units are back online. Other improvements consisted primarily of structural improvements, exterior painting, major landscaping, fitness equipment, interior and exterior building improvements, furniture upgrades, electrical upgrades, plumbing upgrades, cabinet upgrades, and floor covering replacement. These improvements were funded from operating cash flow and an advance from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On September 1, 2005, the Partnership obtained a second mortgage loan in the amount of $3,800,000 on Deer Creek Apartments. The second mortgage consists of a stated fixed interest rate of 5.32% and requires monthly payments of principal and interest of approximately $21,000 beginning on October 1, 2005 until the loan matures September 1, 2015, with a balloon payment of approximately $3,128,000 due at maturity. The Partnership has the option of extending the maturity date for one additional year, to September 1, 2016. In connection with obtaining the second mortgage, loans costs of approximately $91,000 were capitalized and are included in other assets on the consolidated balance sheet.

In connection with the new financing, the Partnership agreed to certain modifications of the existing mortgage loan encumbering Deer Creek Apartments. The modification of terms consisted of a fixed interest rate of 7.68%, monthly payments of approximately $88,000, commencing October 1, 2005 through its maturity of September 1, 2015, with a balloon payment of approximately $10,755,000 due at maturity. The Partnership has the option of extending the maturity date for one additional year, to September 1, 2016. The previous terms consisted of monthly payments of approximately $110,000 with a stated fixed interest rate of 7.43% through its maturity of July 1, 2021, at which time the loan was scheduled to be fully amortized.

On November 1, 2004, the Partnership obtained a mortgage in the principal amount of $7,000,000 on Landmark Apartments. The existing mortgage with an outstanding principal amount of approximately $5,950,000 matured on November 1, 2004 and was repaid with proceeds from the new mortgage. Loan costs associated with the existing mortgage were fully amortized. Total capitalized loan costs associated with the new mortgage were approximately $208,000 during the year ended December 31, 2004. These costs included approximately $70,000 paid to the Managing General Partner. Approximately $7,000 of additional loan costs were capitalized during the nine months ended September 30, 2005. The new mortgage requires monthly payments of interest beginning on December 1, 2004 until the loan matures November 1, 2006, with interest being equal to the average of the one month LIBOR plus 235 basis points (6.2084% at September 30, 2005 with a minimum rate of 4.3662%). In conjunction with the new mortgage note, the Partnership paid approximately $13,000 to enter into an interest rate cap agreement, which limits the Partnership's exposure to interest rate increases. Under this interest rate cap agreement, the Partnership's interest rate on the amounts owed to the lender will be no higher than 7.85%. The Partnership has adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of SFAS No. 133". The Partnership's interest rate cap does not qualify for special hedge accounting treatment as defined by SFAS 133, and therefore all changes in the fair value of the interest rate cap will be recognized in the consolidated statements of operations as an adjustment to interest expense. In addition, the new mortgage requires monthly escrow deposits for taxes, insurance and replacement reserves and a $500,000 repair reserve that was established with the lender at closing. As a condition of making the new mortgage, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage.

The Partnership distributed the following amounts during the nine months ended September 30, 2005 and 2004 (in thousands, except per unit data):

                          Nine Months                      Nine Months
                             Ended        Per Limited         Ended        Per Limited
                         September 30,    Partnership     September 30,    Partnership
                              2005            Unit            2004            Unit

Sale (1)                      $ --            $ --           $3,927          $38.96
Finance (2)                   3,020           29.96              --              --
Operations                       --              --             280            2.77
Total                        $3,020          $29.96          $4,207          $41.73

(1) From proceeds from the sale of Georgetown Apartments. (2) From proceeds from the second mortgage obtained on Deer Creek Apartments.

Future cash distributions will depend on the levels of net cash generated from operations and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after planned capital expenditures to permit additional distributions to its partners in 2005 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 69,235 limited partnership units (the "Units") in the Partnership representing 69.37% of the outstanding Units at September 30, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 69.37% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005. On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement. On October 27, 2005, the Court denied Objector's peremptory challenge and struck Objector's motion to disqualify for cause. No hearing has been set on Objector's remaining motions. On November 3, 2005, Objector and his counsel filed a writ of mandate to the Court of Appeals challenging the court's October 27, 2005 order.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO  Properties  L.P.  and NHP  Management  Company,  both  affiliates  of the
Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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


                                    Date: November 14, 2005

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

      10.29 Promissory Note dated November 1, 2004 between Angeles Income Properties, Ltd. II, a California limited partnership and GMAC Commercial Mortgage Bank, incorporated by reference to the Current Report on Form 8-K dated November 1, 2004.

      10.30 Guaranty dated November 1, 2004 by AIMCO Properties, L.P., for the benefit of GMAC Commercial Mortgage Bank, incorporated by reference to the Current Report on Form 8-K dated November 1, 2004.

      10.31 Loan Agreement dated September 1, 2005 between Angeles Income Properties, Ltd. II, a California limited partnership and GMAC Commercial Mortgage Bank, incorporated by reference to the Current Report on Form 8-K dated September 1, 2005.

      10.32 Amended and Restated Loan Agreement dated September 1, 2005 between Angeles Income Properties, Ltd. II, a California limited partnership and Federal Home Loan Mortgage Corporation, incorporated by reference to the Current Report on Form 8-K dated September 1, 2005.

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


Date:  November 14, 2005

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

Date:  November 14, 2005
                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice    President   of   Angeles    Realty
                                    Corporation  II,  equivalent  of the chief
                                    financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Angeles Income Properties, Ltd. II (the "Partnership"), for the quarterly period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 14, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 14, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.