Form 10KSB
period 2005-12-31
ANGELES INCOME PROPERTIES LTD II
filed 2006-03-30
CIK 711642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[ ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period  _________to _________

Commission file number 0-11767

ANGELES INCOME PROPERTIES, LTD. II

(Name of small business issuer in its charter)

California	95-3793526
(State or other jurisdiction of	(I.R.S. Employer
Incorporate or organization	Identification No.)

55 Beattie Place, PO Box 1089

Greenville, South Carolina  29602

(Address of principal executive offices)

(864) 239-1000

Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Units of Limited Partnership Interest

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  [  ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [X]

State issuer's revenues for its most recent fiscal year.   $5,220,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2005.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership, through its public offering of Limited Partnership Units, sold 100,000 units aggregating $50,000,000.  The General Partners contributed capital in the amount of $1,000 for a 1% interest in the Partnership. The Partnership was formed for the purpose of acquiring fee and other forms of equity interests in various types of real estate property.  The Partnership presently owns and operates two apartment properties at December 31, 2005. On March 2, 2004, the Partnership sold Georgetown Apartments to a third party (See "Item 2. Description of Properties"). Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions.

The Partnership has no employees.  Management and administrative services are provided by the Managing General Partner and by agents retained by the Managing General Partner. An affiliate of the Managing General Partner provided such property management services for the residential properties for the years ended December 31, 2005 and 2004.

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

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland Security, could have a negative effect on rent and occupancy levels at the Partnership’s properties. The effect that future terrorist activities or threats of such activities could have on the Partnership’s operations is uncertain and unpredictable. If the Partnership were to incur a loss at a property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property.

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

Item 2.

Description of Properties

The following table sets forth the Partnership's investment in properties:

Date of
Property	Purchase	Type of Ownership	Use

Deer Creek Apartments	09/28/83	Fee ownership subject to	Apartments
Plainsboro, NJ		first and second	288 units
mortgages

Landmark Apartments	12/16/83	Fee ownership subject to	Apartments
Raleigh, NC		a first mortgage	292 units

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

Schedule of Properties

Set forth below for each of the Partnership’s properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

	Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)
Deer Creek
Apartments	$15,068	$11,481	5-30 yrs	S/L	$ 4,686
Landmark
Apartments	14,592	12,219	5-30 yrs	S/L	2,753
	$29,660	$23,700			$ 7,439

See "Note A – Organization and Summary of Significant Accounting Policies" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership’s properties.

	Principal				Principal
	Balance At				Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2005	Rate	Amortized	Date	Maturity (3)
	(in thousands)				(in thousands)
Deer Creek Apartments
1st mortgage	$12,297	7.68% (1)	30 yrs	09/2015	$10,946
2nd mortgage	3,788	5.32% (1)	30 yrs	09/2015	3,163

Landmark Apartments
1st mortgage	7,000	(2)	(2)	11/2006	7,000
	$23,085				$21,109

(1)

On September 1, 2005, the Partnership obtained a second mortgage in the amount of $3,800,000 on Deer Creek Apartments. The second mortgage consists of a stated fixed interest rate of 5.32% and requires monthly payments of principal and interest of approximately $21,000 beginning on October 1, 2005 until the loan matures September 1, 2015, with a balloon payment of approximately $3,163,000 due at maturity.  The Partnership has the option of extending the maturity date for one additional year, to September 1, 2016. In connection with obtaining the second mortgage, loan costs of approximately $91,000 were capitalized and are included in other assets on the consolidated balance sheet included in “Item 7. Financial Statements.”

In connection with the new financing, the Partnership agreed to certain modifications of the existing mortgage loan encumbering Deer Creek Apartments. The modification of terms consisted of a fixed interest rate of 7.68%, monthly payments of approximately $88,000, commencing October 1, 2005 through its maturity of September 1, 2015, with a balloon payment of approximately $10,946,000 due at maturity. The Partnership has the option of extending the maturity date for one additional year, to September 1, 2016.  The previous terms consisted of monthly payments of approximately $110,000 with a stated fixed interest rate of 7.43% through its maturity of July 1, 2021, at which time the loan was scheduled to be fully amortized.

(2)

On November 1, 2004, the Partnership obtained a mortgage in the principal amount of $7,000,000 on Landmark Apartments.  The existing mortgage with an outstanding principal amount of approximately $5,950,000 matured on November 1, 2004 and was repaid with proceeds from the new mortgage.  Loan costs associated with the existing mortgage, including $19,000 paid during the year ended December 31, 2004, were fully amortized. Total capitalized loan costs associated with the new mortgage were approximately $208,000 during the year ended December 31, 2004.  These costs included approximately $70,000 paid to the Managing General Partner. Approximately $7,000 of additional loan costs were capitalized during the year ended December 31, 2005. The new mortgage requires monthly payments of interest beginning on December 1, 2004 until the loan matures November 1, 2006, with interest being equal to the average of the one month LIBOR plus 235 basis points (6.7357% at December 31, 2005, with a minimum rate of 4.3662%).  In conjunction with the new mortgage note, the Partnership paid approximately $13,000 to enter into an interest rate cap agreement, which limits the Partnership’s exposure to interest rate increases.  Under this interest rate cap agreement, the Partnership’s interest rate on the amounts owed to the lender will be no higher than 7.85%.

The Partnership has adopted Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities”, which was amended by SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an Amendment of SFAS No. 133”. The Partnership’s interest rate cap does not qualify for special hedge accounting treatment as defined by SFAS No. 133, and therefore all changes in the fair value of the interest rate cap will be recognized in the consolidated statements of operations included in “Item 7. Financial Statements” as an adjustment to interest expense. The fair value of the interest rate cap at December 31, 2005 is zero. In addition, the new mortgage requires monthly escrow deposits for taxes, insurance and replacement reserves and a $500,000 repair reserve that was established with the lender at closing.  As a condition of making the new mortgage, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage.

(3)

See “Note B – Mortgage Notes Payable” to the consolidated financial statements included in "Item 7. Financial Statements" for information with respect to the Partnership's ability to prepay these loans and other specific details about the loans.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2005 and 2004 for each property were as follows:

	Average Annual		Average Annual
	Rental Rates		Occupancy
	(per unit)
Property	2005	2004	2005	2004
Deer Creek Apartments	$11,443	$11,136	96%	94%
Landmark Apartments	7,182	7,077	82%	79%

The Managing General Partner attributes the increase in occupancy at Landmark Apartments to increased resident retention efforts.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. Both of the Partnership’s properties are subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that the Partnership’s properties are adequately insured. Each residential property is an apartment complex which leases its units for lease terms of one year or less. No residential tenant leases 10% or more of the available rental space. The properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates

Real estate taxes and rates in 2005 for each property were as follows:

	2005	2005
	Billing	Rate
	(in thousands)

Deer Creek Apartments	$ 382	1.99%
Landmark Apartments	143	1.04%

Capital Improvements

Deer Creek Apartments

The Partnership completed approximately $691,000 in capital improvements at the property for the year ended December 31, 2005, consisting primarily of structural improvements, water heater upgrades, security equipment, furniture upgrades, and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Landmark Apartments

The Partnership completed approximately $724,000 in capital improvements at the property for the year ended December 31, 2005, consisting primarily of a repair project to address water filtration issues with 15 units.  This project was completed in May 2005 and all units are back online.  Approximately $23,000 of interest, approximately $7,000 of real estate taxes, and approximately $6,000 of other construction period operating costs were capitalized during 2005 related to the repair project. Other improvements consisted primarily of structural improvements, exterior painting, major landscaping, fitness equipment, interior and exterior building improvements, furniture upgrades, electrical upgrades, plumbing upgrades, cabinet upgrades, and floor covering replacement.  These improvements were funded from operating cash flow and an advance from an affiliate of the Managing General Partner.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected, at least in the short term.

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

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the “Appeal”) seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court’s use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals.  With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court’s order and remanded to the trial court for further findings on the basis that the “state of the record is insufficient to permit meaningful appellate review”.  The matter was transferred back to the trial court on June 21, 2005.  With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court’s order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent to all current and former hourly maintenance workers. The opt-in period has not yet closed. Defendants will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005, in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders

The unitholders of the Partnership did not vote on any matter through solicitation of proxies or otherwise during the quarter ended December 31, 2005.

PART II

Item 5.

Market for the Partnership's Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, offered and sold 100,000 limited partnership units (the “Units”) aggregating $50,000,000.  At December 31, 2005, the Partnership had 1,284 holders of record owning an aggregate of 99,804 Units. Affiliates of the Managing General Partner owned 69,303 Units or 69.44% at December 31, 2005. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2005 and 2004 (in thousands, except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2005	Unit	2004	Unit
Sale (1)	$ --	$ --	$3,927	$38.96
Finance (2)	3,020	29.96	--	--
Operations	--	--	280	2.77
	$ 3,020	$ 29.96	$4,207	$41.73

(1)

From proceeds from the March 2004 sale of Georgetown Apartments.

(2)

From proceeds from the second mortgage obtained on Deer Creek Apartments.

Subsequent to December 31, 2005, the Partnership distributed approximately $175,000 to the partners (approximately $173,000 to the limited partners, or $1.73 per Unit) from proceeds from the March 2004 sale of Georgetown Apartments. Future cash distributions will depend on the levels of cash generated from operations and the timing of the debt maturities, refinancings and/or property sales. The Partnership will seek to refinance the debt encumbering Landmark Apartments prior to its November 2006 maturity. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit additional distributions to its partners in 2006 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 69,303 Units in the Partnership representing 69.44% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 69.44% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 6.

Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather.  As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses.  As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level.  However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions; accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan.  Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership’s financial results.

Results of Operations

The Partnership’s net loss for the year ended December 31, 2005 was approximately $92,000, as compared to net income of approximately $9,538,000 for the year ended December 31, 2004.  On March 2, 2004, the Partnership sold Georgetown Apartments to a third party for a gross sale price of approximately $10,950,000.  The net proceeds realized by the Partnership were approximately $10,769,000 after payment of closing costs and a prepayment penalty owed by the Partnership and paid by the buyer.  The Partnership used approximately $6,062,000 of the net proceeds to repay the mortgage encumbering the property.  The Partnership realized a gain of approximately $9,628,000 as a result of the sale during the year ended December 31, 2004, which is included in gain from sale of discontinued operations on the consolidated statement of operations included in “Item 7. Financial Statements”.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $159,000 as a result of the write-off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations on the consolidated statement of operations included in “Item 7. Financial Statements”.   The property’s results of operations, loss of approximately $92,000 for the year ended December 31, 2004 is included in loss from discontinued operations on the consolidated statement of operations included in “Item 7. Financial Statements”.  Also included in loss from discontinued operations are revenues of approximately $234,000 for the year ended December 31, 2004.

The Partnership’s loss from continuing operations for the year ended December 31, 2005 was approximately $92,000, as compared to income from continuing operations of approximately $2,000 for the year ended December 31, 2004.  The decrease in income from continuing operations is due to an increase in total expenses, partially offset by an increase in total revenues.

The increase in total expenses is due to increases in operating, general and administrative, depreciation, and interest expenses, partially offset by a decrease in property tax expense.  The increase in operating expenses is primarily due to increases in contract maintenance, utilities, and payroll related expenses at Landmark Apartments and tenant application processing fees at both properties. The increase in depreciation expense is due to property improvements and replacements placed into service at both of the Partnership’s investment properties during 2005.

The increase in interest expense is due to the second mortgage obtained on Deer Creek Apartments during 2005 (as discussed in “Liquidity and Capital Resources”), resulting in a higher debt balance, an increase in loan cost amortization, and an increase in the variable interest rate on the mortgage encumbering Landmark Apartments. The decrease in property tax expense is due to a decrease in the tax rate, partially offset by an increase in the assessed value of Deer Creek Apartments. The increase in general and administrative expenses is primarily due to an increase in partnership tax expense, partially offset by a decrease in management reimbursements to the Managing General Partner as allowed under the Partnership Agreement as a result of the sale of Georgetown Apartments in 2004.  Also included in general and administrative expenses for the years ended December 31, 2005 and 2004 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The increase in total revenues is due to increases in both rental and other income.  The increase in rental income is due to increases in occupancy and the average rental rates at both of the Partnership’s investment properties and reduced bad debt expense at Deer Creek Apartments. Other income increased primarily due to increases in laundry revenues and cleaning fees at Landmark Apartments and utility reimbursements and late charges at Deer  Creek Apartments, partially offset by a decrease in lease cancellation fees at both properties.

During 2004, the Partnership began a repair project at Landmark Apartments to address water infiltration issues with 15 units. The project was completed in May 2005 and all units are back on line. During the construction period, certain expenses were capitalized and are being depreciated over the remaining life of the property. During the years ended December 31, 2005 and 2004, approximately $23,000 and $33,000, respectively, of interest, approximately $7,000 and $8,000, respectively, of real estate taxes, and approximately $6,000 and $18,000, respectively, of other construction period operating costs were capitalized.

Liquidity and Capital Resources

At December 31, 2005, the Partnership had cash and cash equivalents of approximately $599,000, compared to approximately $845,000 at December 31, 2004.  The decrease in cash and cash equivalents of approximately $246,000 is due to approximately $1,398,000 of cash used in investing activities partially offset by approximately $1,032,000 of cash provided by operating activities and approximately $120,000 of cash provided by financing activities.  Cash used in investing activities consisted of property improvements and replacements and net deposits to  escrow accounts maintained by the mortgage lenders. Cash provided by financing activities consisted of proceeds from the second mortgage obtained on Deer Creek Apartments and an advance from an affiliate of the Managing General Partner, partially offset by distributions to partners, payments of principal made on the mortgages encumbering Deer Creek Apartments, payments on advances from an affiliate of the Managing General Partner and loan costs paid.  The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the properties. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties. Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On September 1, 2005, the Partnership obtained a second mortgage loan in the amount of $3,800,000 on Deer Creek Apartments. The second mortgage consists of a stated fixed interest rate of 5.32% and requires monthly payments of principal and interest of approximately $21,000 beginning on October 1, 2005 until the loan matures September 1, 2015, with a balloon payment of approximately $3,163,000 due at maturity.  The Partnership has the option of extending the maturity date for one additional year, to September 1, 2016. In connection with obtaining the second mortgage, loans costs of approximately $91,000 were capitalized and are included in other assets on the consolidated balance sheet included in “Item 7. Financial Statements”.

In connection with the new financing, the Partnership agreed to certain modifications of the existing mortgage loan encumbering Deer Creek Apartments. The modification of terms consisted of a fixed interest rate of 7.68%, monthly payments of approximately $88,000, commencing October 1, 2005 through its maturity of September 1, 2015, with a balloon payment of approximately $10,946,000 due at maturity. The Partnership has the option of extending the maturity date for one additional year, to September 1, 2016.  The previous terms consisted of monthly payments of approximately $110,000 with a stated fixed interest rate of 7.43% through its maturity of July 1, 2021, at which time the loan was scheduled to be fully amortized.

On November 1, 2004, the Partnership obtained a mortgage in the principal amount of $7,000,000 on Landmark Apartments.  The existing mortgage with an outstanding principal amount of approximately $5,950,000 matured on November 1, 2004 and was repaid with proceeds from the new mortgage.  Loan costs associated with the existing mortgage, including approximately $19,000 paid during the year ended December 31, 2004, were fully amortized. Total capitalized loan costs associated with the new mortgage were approximately $208,000 during the year ended December 31, 2004.  These costs included approximately $70,000 paid to the Managing General Partner. Approximately $7,000 of additional loan costs were capitalized during the year ended December 31, 2005.  The new mortgage requires monthly payments of interest beginning on December 1, 2004 until the loan matures November 1, 2006, with interest being equal to the average of the one month LIBOR plus 235 basis points (6.7357% at December 31, 2005 with a minimum rate of 4.3662%).  In conjunction with the new mortgage note, the Partnership paid approximately $13,000 to enter into an interest rate cap agreement, which limits the Partnership’s exposure to interest rate increases.  Under this interest rate cap agreement, the Partnership’s interest rate on the amounts owed to the lender will be no higher than 7.85%.  The Partnership has adopted Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities”, which was amended by SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an Amendment of SFAS No. 133”. The Partnership’s interest rate cap does not qualify for special hedge accounting treatment as defined by SFAS No. 133, and therefore all changes in the fair value of the interest rate cap will be recognized in the consolidated statements of operations included in “Item 7. Financial Statements” as an adjustment to interest expense. The fair value of the interest rate cap at December 31, 2005 is zero. In addition, the new mortgage requires monthly escrow deposits for taxes, insurance and replacement reserves and a $500,000 repair reserve that was established with the lender at closing.  As a condition of making the new mortgage, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage. The Managing General Partner will attempt to refinance such indebtedness prior to such maturity date. If the property cannot be refinanced for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership distributed the following amounts during the years ended December 31, 2005 and 2004 (in thousands, except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2005	Unit	2004	Unit
Sale (1)	$ --	$ --	$3,927	$38.96
Finance (2)	3,020	29.96	--	--
Operations	--	--	280	2.77
	$ 3,020	$ 29.96	$4,207	$41.73

(1)

From proceeds from the March 2004 sale of Georgetown Apartments.

(2)

From proceeds from the second mortgage obtained on Deer Creek Apartments.

Subsequent to December 31, 2005, the Partnership distributed approximately $175,000 to the partners (approximately $173,000 to the limited partners, or $1.73 per Unit) from proceeds from the March 2004 sale of Georgetown Apartments. Future cash distributions will depend on the levels of cash generated from operations and the timing of the debt maturities, refinancings and/or property sales. The Partnership will seek to refinance the debt encumbering Landmark Apartments prior to its November 2006 maturity. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit additional distributions to its partners in 2006 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 69,303 Units in the Partnership representing 69.44% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 69.44% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note A – Organization and Summary of Significant Accounting Policies" which is included in the consolidated financial statements in "Item 7. Financial Statements".  The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the consolidated financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment properties are recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  If events or circumstances indicate that the carrying amount of a property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment properties.  These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; and changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing.  Any adverse changes in these factors could cause impairment of the Partnership’s assets.

Capitalized Costs Related to Redevelopment and Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs associated with redevelopment projects are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalizes interest, property taxes and operating costs in accordance with SFAS No. 34 “Capitalization of Interest Costs” during periods in which redevelopment and construction projects are in progress.

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

Financial Statements

ANGELES INCOME PROPERTIES, LTD. II

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet - December 31, 2005

Consolidated Statements of Operations - Years ended December 31, 2005 and 2004

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2005 and 2004

Consolidated Statements of Cash Flows - Years ended December 31, 2005 and 2004

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Angeles Income Properties, Ltd. II

We have audited the accompanying consolidated balance sheet of Angeles Income Properties, Ltd. II as of December 31, 2005, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Partnership’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Income Properties, Ltd. II at December 31, 2005, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 6, 2006

ANGELES INCOME PROPERTIES, LTD. II

CONSOLIDATED BALANCE SHEET

(in thousands, except unit data)

December 31, 2005

Assets
Cash and cash equivalents		$ 599
Receivables and deposits		253
Restricted escrows		539
Other assets		563
Investment properties (Notes B, E and F):
Land	$ 1,691
Buildings and related personal property	27,969
	29,660
Less accumulated depreciation	(23,700)	5,960
		$ 7,914
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 137
Tenant security deposit liabilities		165
Other liabilities		281
Mortgage notes payable (Note B)		23,085

Partners' Deficit
General partners	$ (596)
Limited partners (99,804 units issued and
outstanding)	(15,158)	(15,754)
		$ 7,914

See Accompanying Notes to Consolidated Financial Statements

ANGELES INCOME PROPERTIES, LTD. II

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Years Ended
	December 31,
	2005	2004
Revenues:
Rental income	$ 4,796	$ 4,513
Other income	424	394
Total revenues	5,220	4,907

Expenses:
Operating	2,102	1,906
General and administrative	268	212
Depreciation	878	762
Interest	1,544	1,432
Property taxes	520	593
Total expenses	5,312	4,905

(Loss) income from continuing operations	(92)	2
Loss from discontinued operations (Notes A and F)	--	(92)
Gain from sale of discontinued operations (Note F)	--	9,628
Net (loss) income (Note C)	$ (92)	$ 9,538

Net (loss) income allocated to general partners (1%)	$ (1)	$ 95
Net (loss) income allocated to limited partners (99%)	(91)	9,443
	$ (92)	$ 9,538
Per limited partnership unit:
(Loss) income from continuing operations	$ (0.91)	$ 0.03
Loss from discontinued operations	--	(0.92)
Gain from sale of discontinued operations	--	95.51
Net (loss) income	$ (0.91)	$ 94.62

Distributions per limited partnership unit	$ 29.96	$ 41.73

See Accompanying Notes to Consolidated Financial Statements

ANGELES INCOME PROPERTIES, LTD. II

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	100,000	$ 1	$ 50,000	$ 50,001

Partners' deficit at
December 31, 2003	99,804	$ (618)	$(17,355)	$(17,973)

Distributions to partners	--	(42)	(4,165)	(4,207)

Net income for the year ended
December 31, 2004	--	95	9,443	9,538

Partners' deficit at
December 31, 2004	99,804	(565)	(12,077)	(12,642)

Distribution to partners	--	(30)	(2,990)	(3,020)

Net loss for the year ended
December 31, 2005	--	(1)	(91)	(92)

Partners' deficit at
December 31, 2005	99,804	$ (596)	$(15,158)	$(15,754)

See Accompanying Notes to Consolidated Financial Statements

ANGELES INCOME PROPERTIES, LTD. II

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 31,
	2005	2004
Cash flows from operating activities:
Net (loss) income	$ (92)	$9,538
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Gain from sale of discontinued operations	--	(9,628)
Depreciation	878	762
Amortization of loan costs	143	96
Loss on early extinguishment of debt	--	159
Change in accounts:
Receivables and deposits	57	122
Other assets	17	(35)
Accounts payable	12	(40)
Tenant security deposit liabilities	(6)	(74)
Accrued property taxes	--	(173)
Due to affiliates	(4)	(218)
Other liabilities	27	(146)
Net cash provided by operating activities	1,032	363

Cash flows from investing activities:
Net proceeds from sale of discontinued operations	--	10,769
Property improvements and replacements	(1,367)	(923)
Net deposits to restricted escrows	(31)	(475)
Net cash (used in) provided by investing activities	(1,398)	9,371

Cash flows from financing activities:
Payments on mortgage notes payable	(300)	(498)
Proceeds from mortgage notes payable	3,800	7,000
Repayment of mortgage notes payable	--	(12,012)
Payments on advances from affiliate	(330)	--
Advances from affiliate	68	262
Loan costs paid	(98)	(227)
Distributions to partners	(3,020)	(4,207)
Net cash provided by (used in) financing activities	120	(9,682)

Net (decrease) increase in cash and cash equivalents	(246)	52
Cash and cash equivalents at beginning of year	845	793
Cash and cash equivalents at end of year	$ 599	$ 845
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,395	$ 1,408
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in accounts
payable	$ 96	$ 48

See Accompanying Notes to Consolidated Financial Statements

ANGELES INCOME PROPERTIES, LTD. II

Notes to Consolidated Financial Statements

December 31, 2005

Note A - Organization and Summary of Significant Accounting Policies

Organization: Angeles Income Properties, Ltd. II (the "Partnership" or "Registrant") is a California limited partnership organized on October 12, 1982 to acquire and operate residential and commercial real estate properties. The Partnership's managing general partner responsible for management of the Partnership's business is Angeles Realty Corporation II ("ARC II" or the “Managing General Partner”). ARC II was wholly-owned by MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"). Effective February 26, 1999, IPT was merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. Thus, the Managing General Partner is now wholly-owned by AIMCO. The non-managing general partner is AIMCO Properties, L.P. (an affiliate of AIMCO). The Managing General Partner and the non-managing general partner are herein collectively referred to as the "General Partners".  The Partnership Agreement provides that the Partnership is to terminate on December 31, 2037 unless terminated prior to such date. As of December 31, 2005, the Partnership operated two residential properties located one each in New Jersey and North Carolina.

Basis of Presentation: In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statement of operations for the year ended December 31, 2004 reflects the operations of Georgetown Apartments as loss from discontinued operations due to the sale of the property in 2004 (as discussed in “Note F”).

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

Derivative Financial Instruments:  The Partnership primarily uses long-term, fixed rate and fully-amortizing non-recourse debt in order to avoid among other things, risk related to fluctuating interest rates.  For the Partnership’s variable rate debt, the Managing General Partner has limited its exposure to interest rate fluctuations by entering into an interest rate cap agreement to reduce the Partnership’s exposure to interest rate fluctuations.  The interest rate cap agreement entered into in conjunction with the Landmark Apartments refinancing effectively limits the Partnership’s exposure to interest rate risk by providing a ceiling on the underlying variable interest rate.  The fair value of this instrument is zero at December 31, 2005, and periodic changes in fair value are included in interest expense.  This instrument is not material to the Partnership’s consolidated financial position and results of operations.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $549,000 at December 31, 2005 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits: The Partnership requires security deposits from all apartment lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates the apartment provided the tenant has not damaged the space and is current on rental payments.

Investment Properties: Investment properties consists of two apartment complexes and are stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs associated with redevelopment projects are capitalized in accordance with SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalizes interest, property taxes and operating costs in accordance with SFAS No. 34 “Capitalization of Interest Costs” during periods in which redevelopment and construction projects are in progress.  During the years ended December 31, 2005 and 2004, the Partnership capitalized interest of approximately $23,000 and $33,000, respectively, property taxes of approximately $7,000 and $8,000, respectively, and operating costs of approximately $6,000 and $18,000, respectively.  Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2005 and 2004.

Deferred Costs: At December 31, 2005, loan costs of approximately $712,000 less accumulated amortization of approximately $260,000 are included in other assets on the consolidated balance sheet and are being amortized over the terms of the related loan agreements. Amortization expense from continuing operations of approximately $143,000 and $96,000 is included in interest expense in the accompanying consolidated statements of operations for the years ended December 31, 2005 and 2004, respectively. Amortization expense is expected to be approximately $133,000 for 2006 and approximately $37,000 for each of the years 2007 through 2010.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses and loss from discontinued operations.

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

Use of Estimates: The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments, including the mortgage encumbering Landmark Apartments. The Partnership estimates the fair value of its long term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt. The fair value of the Partnership’s long term debt at the Partnership’s incremental borrowing rate approximates its carrying value.

Restricted Escrows: A replacement reserve account is maintained for Landmark Apartments. The property has a required monthly payment into its account to cover the costs of capital improvements and replacements. The balance of this account at December 31, 2005 is approximately $539,000, which includes interest.

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

Advertising: The Partnership expenses the cost of advertising as incurred.  Advertising costs from continuing operations of approximately $95,000 and $81,000 for the years ended December 31, 2005 and 2004, respectively, were charged to operating expense.

Recent Accounting Pronouncement: In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued. The Partnership does not anticipate that the adoption of SFAS No. 154 will have a material effect on the Partnership’s consolidated financial condition or results of operations.

Note B - Mortgage Notes Payable

	Principal	Monthly			Principal
	Balance At	Payment	Stated		Balance
	December 31,	Including	Interest	Maturity	Due At
Property	2005	Interest	Rate	Date	Maturity
	(in thousands)				(in thousands)
Deer Creek Apartments
1st mortgage	$12,297	$ 88	7.68% (1)	09/2015	$10,946
2nd mortgage	3,788	21	5.32% (1)	09/2015	3,163
Landmark Apartments
1st mortgage	7,000	40	(2)	11/2006	7,000
	$23,085	$ 149			$21,109

(1)

Fixed rate mortgage.

(2)

Adjustable rate based on one month LIBOR plus 235 basis points (minimum rate of 4.37%, maximum of 7.85%). The rate at December 31, 2005 was 6.74%.

On September 1, 2005, the Partnership obtained a second mortgage loan in the amount of $3,800,000 on Deer Creek Apartments. The second mortgage consists of a stated fixed interest rate of 5.32% and requires monthly payments of principal and interest of approximately $21,000 beginning on October 1, 2005 until the loan matures September 1, 2015, with a balloon payment of approximately $3,163,000 due at maturity.  The Partnership has the option of extending the maturity date for one additional year, to September 1, 2016. In connection with obtaining the second mortgage, loans costs of approximately $91,000 were capitalized and are included in other assets.

In connection with the new financing, the Partnership agreed to certain modifications of the existing mortgage loan encumbering Deer Creek Apartments. The modification of terms consisted of a fixed interest rate of 7.68%, monthly payments of approximately $88,000, commencing October 1, 2005 through its maturity of September 1, 2015, with a balloon payment of approximately $10,946,000 due at maturity. The Partnership has the option of extending the maturity date for one additional year, to September 1, 2016.  The previous terms consisted of monthly payments of approximately $110,000 with a stated fixed interest rate of 7.43% through its maturity of July 1, 2021, at which time the loan was scheduled to be fully amortized.

On November 1, 2004, the Partnership obtained a mortgage in the principal amount of $7,000,000 on Landmark Apartments.  The existing mortgage with an outstanding principal amount of approximately $5,950,000 matured on November 1, 2004 and was repaid with proceeds from the new mortgage.  Loan costs associated with the existing mortgage, including approximately $19,000 paid during the year ended December 31, 2004, were fully amortized. Total capitalized loan costs associated with the new mortgage were approximately $208,000 during the year ended December 31, 2004.  These costs included approximately $70,000 paid to the Managing General Partner. Approximately $7,000 of additional loan costs were capitalized during the year ended December 31, 2005.  The new mortgage requires monthly payments of interest beginning on December 1, 2004 until the loan matures November 1, 2006, with interest being equal to the average of the one month LIBOR plus 235 basis points (6.7357% at December 31, 2005 with a minimum rate of 4.3662%).  In conjunction with the new mortgage note, the Partnership paid approximately $13,000 to enter into an interest rate cap agreement, which limits the Partnership’s exposure to interest rate increases.  Under this interest rate cap agreement, the Partnership’s interest rate on the amounts owed to the lender will be no higher than 7.85%.  The Partnership has adopted SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, which was amended by SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an Amendment of SFAS No. 133”. The Partnership’s interest rate cap does not qualify for special hedge accounting treatment as defined by SFAS No. 133, and therefore all changes in the fair value of the interest rate cap will be recognized in the consolidated statements of operations as an adjustment to interest expense. The fair value of the interest rate cap at December 31, 2005 is zero. In addition, the new mortgage requires monthly escrow deposits for taxes, insurance and replacement reserves and a $500,000 repair reserve that was established with the lender at closing.  As a condition of making the new mortgage, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage. The Partnership will seek to refinance the debt encumbering Landmark Apartments prior to its November 2006 maturity.

The mortgage notes payable are nonrecourse and are secured by a pledge of the Partnership’s rental properties and by a pledge of revenues from the respective rental properties. The mortgage notes payable include prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 2005, are as follows (in thousands):

2006	$ 7,149
2007	160
2008	168
2009	183
2010	196
Thereafter	15,229
$23,085

Note C - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net (loss) income and Federal taxable (loss) income (in thousands, except per unit data):

	2005	2004

Net (loss) income as reported	$ (92)	$ 9,538
(Deduct) add:
Gain on sale of property	--	(278)

Depreciation differences	(75)	4
Unearned income	(49)	(63)
Accrued audit	--	(22)
Casualty gain	--	(51)
Other	44	(160)
Federal taxable (loss) income	$ (172)	$ 8,968
Federal taxable (loss) income per
limited partnership unit	$ (1.71)	$ 86.14

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

Net liabilities as reported	$(15,754)
Land and buildings	2,156
Accumulated depreciation	(677)
Syndication and distribution costs	6,148
Unearned income	26
Other	139
Net liabilities - Federal tax basis	$ (7,962)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $261,000 and $260,000 for the years ended December 31, 2005 and 2004, respectively, which are included in operating expenses and loss from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $250,000 and $204,000 for the years ended December 31, 2005 and 2004, respectively, which are included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the years ended December 31, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $134,000 and $64,000, respectively.

The Partnership Agreement provides for a fee equal to 10% of "Net cash from operations," as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. There were no such fees earned by the Managing General Partner for the years ended December 31, 2005 and 2004.

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

The Partnership paid an affiliate of the Managing General Partner approximately $70,000 for loan costs related to the refinancing of the mortgage encumbering Landmark Apartments during the year ended December 31, 2004.  This fee was capitalized and the unamortized balance is included in other assets.

In accordance with the Partnership Agreement during the years ended December 31, 2005 and 2004, an affiliate of the Managing General Partner advanced the Partnership approximately $68,000 and $262,000, respectively, to fund capital improvements and costs related to the refinancing of the mortgage encumbering Landmark Apartments. These advances bore interest at the prime rate plus 2%. Interest expense was approximately $17,000 and $4,000 for the years ended December 31, 2005 and 2004, respectively.  During the year ended December 31, 2005, the Partnership repaid advances of approximately $330,000 and associated accrued interest of approximately $21,000 from proceeds of the second mortgage obtained on Deer Creek Apartments (as discussed in Note B). At December 31, 2005, there were no outstanding advances or associated accrued interest due to affiliates of the Managing General Partner.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $68,000 and $62,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 69,303 limited partnership units (the “Units”) in the Partnership representing 69.44% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 69.44% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note E – Investment Properties and Accumulated Depreciation

		Initial Cost
		To Partnership
		(in thousands)
			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)

Deer Creek Apartments	$16,085	$ 953	$ 8,863	$ 5,252
Landmark Apartments	7,000	738	9,885	3,969
Totals	$23,085	$ 1,691	$18,748	$ 9,221

	Gross Amount At Which Carried
	At December 31, 2005
	(in thousands)

		Buildings
		And Related
		Personal		Accumulated	Date	Depreciable
Description	Land	Property	Total	Depreciation	Acquired	Life
				(in thousands)
Deer Creek Apartments	$ 953	$14,115	$15,068	$11,481	09/28/83	5-30 yrs
Landmark Apartments	738	13,854	14,592	12,219	12/16/83	5-30 yrs
Totals	$1,691	$27,969	$29,660	$23,700

Reconciliation of "investment properties and accumulated depreciation":

	Years Ended December 31,
	2005	2004
	(in thousands)
Investment Properties
Balance at beginning of year	$28,245	$27,283
Property improvements	1,415	962
Balance at end of year	$29,660	$28,245

Accumulated Depreciation
Balance at beginning of year	$22,822	$22,060
Additions charged to expense	878	762
Balance at end of year	$23,700	$22,822

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2005 and 2004 is approximately $31,816,000 and $30,466,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2005 and 2004 is approximately $24,377,000 and $23,424,000, respectively.

Note F – Disposition of Investment Property

On March 2, 2004, the Partnership sold Georgetown Apartments to a third party for a gross sale price of approximately $10,950,000.  The net proceeds realized by the Partnership were approximately $10,769,000 after payment of closing costs and a prepayment penalty owed by the Partnership and paid by the buyer.  The Partnership used approximately $6,062,000 of the net proceeds to repay the mortgage encumbering the property.  The Partnership realized a gain of approximately $9,628,000 as a result of the sale during the year ended December 31, 2004, which is included in gain from sale of discontinued operations.  In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $159,000 as a result of the write-off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations.  The property’s operations, loss of approximately $92,000 for the year ended December 31, 2004 is included in loss from discontinued operations.  Also included in loss from discontinued operations are revenues of approximately $234,000 the year ended December 31, 2004.

Note G – Contingencies

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

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the “Appeal”) seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court’s use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals.  With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court’s order and remanded to the trial court for further findings on the basis that the “state of the record is insufficient to permit meaningful appellate review”.  The matter was transferred back to the trial court on June 21, 2005.  With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court’s order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. The opt-in period has not yet closed. Defendants will have the opportunity to move to decertify the collective action.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the Managing General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Managing General Partner believes that these measures will minimize the effects that mold could have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

SEC Investigation

On December 19, 2005, AIMCO announced that the Central Regional Office of the Securities and Exchange Commission (the “Commission”) has informed AIMCO that its investigation has been recommended for termination and no enforcement action has been recommended to the Commission regarding AIMCO.

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial

           Disclosures

None.

Item 8A.

Controls and Procedures

(a)

Disclosure Controls and Procedures. The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8B.

Other Information

None.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The names of the directors and officers of Angeles Realty Corporation II (“ARC II” or “Managing General Partner”), the Managing General Partner of Angeles Income Properties, Ltd. II (the “Partnership” or “Registrant”) as of December 31, 2005, their ages and the nature of all positions with ARC II presently held by them are as follows:

Martha L. Long	46	Director and Senior Vice President
Harry G. Alcock	43	Director and Executive Vice President
Miles Cortez	62	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	42	Executive Vice President
Thomas M. Herzog	43	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	40	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	44	Vice President

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

Harry G. Alcock was appointed as a Director of the  Managing General Partner in October 2004 and was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as a Senior Vice President from October 1997 to October 1999.

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

Thomas M. Herzog was appointed Chief Financial Officer of the Managing General Partner and AIMCO in November 2005 and was appointed Executive Vice President of the Managing General Partner and AIMCO in July 2005.  In January 2004, Mr. Herzog joined AIMCO as Senior Vice President and Chief Accounting Officer and of the Managing General Partner in February 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002.  Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 to 2000.

Robert Y. Walker, IV was appointed Senior Vice President of the Managing General Partner and AIMCO in August 2005 and became the Chief Accounting Officer of the Managing General Partner and AIMCO in November 2005.  From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Stephen B. Waters was appointed Vice President of the Managing General Partner in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act. Further, one or more of the above persons are also officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

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

Item 10.

Executive Compensation

No remuneration was paid by the Partnership to any director or officer of the Managing General Partner during the year ended December 31, 2005.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units (the “Units”) of the Registrant as of December 31, 2005.

Entity	Number of Units	Percentage

Cooper River Properties, LLC
(an affiliate of AIMCO)	5,864	5.88%
AIMCO IPLP, L.P.
(an affiliate of AIMCO)	3,990	4.00%
Broad River Properties, LLC
(an affiliate of AIMCO)	8,908	8.92%
AIMCO Properties, L.P.
(an affiliate of AIMCO)	50,541	50.64%

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

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $261,000 and $260,000 for the years ended December 31, 2005 and 2004, respectively, which are included in operating expenses and loss from discontinued operations on the consolidated statements of operations included in “Item 7. Financial Statements”.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $250,000 and $204,000 for the years ended December 31, 2005 and 2004, respectively, which are included in general and administrative expenses and investment properties on the consolidated financial statements included in “Item 7. Financial Statements”. The portion of these reimbursements included in investment properties for the years ended December 31, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $134,000 and $64,000, respectively.

The Partnership Agreement provides for a fee equal to 10% of "Net cash from operations," as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. There were no such fees earned by the Managing General Partner for the years ended December 31, 2005 and 2004.

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

The Partnership paid an affiliate of the Managing General Partner approximately $70,000 for loan costs related to the refinancing of the mortgage encumbering Landmark Apartments during the year ended December 31, 2004.  This fee was capitalized and the unamortized balance is included in other assets on the consolidated balance sheet included in “Item 7. Financial Statements”.

In accordance with the Partnership Agreement during the years ended December 31, 2005 and 2004, an affiliate of the Managing General Partner advanced the Partnership approximately $68,000 and $262,000, respectively, to fund capital improvements and costs related to the refinancing of the mortgage encumbering Landmark Apartments. These advances bore interest at the prime rate plus 2%.  Interest expense was approximately $17,000 and $4,000 for the years ended December 31, 2005 and 2004, respectively.  During the year ended December 31, 2005, the Partnership repaid advances of approximately $330,000 and associated accrued interest of approximately $21,000 from proceeds of the second mortgage obtained on Deer Creek Apartments (as discussed in Note B). At December 31, 2005, there were no outstanding advances or associated accrued interest due to affiliates of the Managing General Partner.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $68,000 and $62,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 69,303 Units in the Partnership representing 69.44% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 69.44% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2006. The aggregate fees billed for services rendered by Ernst & Young LLP during the years ended December 31, 2005 and 2004 are described below.

Audit Fees. Fees for audit services totaled approximately $36,000 and $37,000 for 2005 and 2004, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $9,000 and $11,000 for 2005 and 2004, respectively.

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

Date: March 29, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/Harry G. Alcock	Director and Executive	Date: March 29, 2006
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 29, 2006
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 29, 2006
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

Date:  March 29, 2006

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

Date:  March 29, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Angeles Realty Corporation II, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Angeles Income Properties, Ltd. II (the "Partnership"), for the fiscal year ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: March 29, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 29, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.