Form 10QSB
period 2006-03-31
ANGELES INCOME PROPERTIES LTD II
filed 2006-05-15
CIK 711642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

ANGELES INCOME PROPERTIES, LTD. II

BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

March 31, 2006

Assets
Cash and cash equivalents		$ 236
Receivables and deposits		285
Restricted escrows		528
Other assets		548
Investment properties:
Land	$ 1,691
Buildings and related personal property	28,268
	29,959
Less accumulated depreciation	(23,934)	6,025
		$ 7,622

Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 145
Tenant security deposit liabilities		166
Accrued property taxes		39
Other liabilities		202
Mortgage notes payable		23,045

Partners' Deficit
General partners	$ (598)
Limited partners (99,804 units issued and
outstanding)	(15,377)	(15,975)
		$ 7,622

See Accompanying Notes to Financial Statements

ANGELES INCOME PROPERTIES, LTD. II

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2006	2005

Revenues:
Rental income	$ 1,236	$ 1,168
Other income	109	93
Total revenues	1,345	1,261

Expenses:
Operating	521	495
General and administrative	69	59
Depreciation	234	210
Interest	434	366
Property taxes	133	154
Total expenses	1,391	1,284

Net loss	$ (46)	$ (23)

Net loss allocated to general partners (1%)	$ --	$ --

Net loss allocated to limited partners (99%)	(46)	(23)

	$ (46)	$ (23)

Net loss per limited partnership unit	$ (0.46)	$ (0.23)

Distribution per limited partnership unit	$ 1.73	$ --

See Accompanying Notes to Financial Statements

ANGELES INCOME PROPERTIES, LTD. II

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	100,000	$ 1	$ 50,000	$ 50,001

Partners' deficit at
December 31, 2005	99,804	$ (596)	$(15,158)	$(15,754)

Distribution to partners	--	(2)	(173)	(175)

Net loss for the three months
ended March 31, 2006	--	--	(46)	(46)

Partners' deficit at
March 31, 2006	99,804	$ (598)	$(15,377)	$(15,975)

See Accompanying Notes to Financial Statements

ANGELES INCOME PROPERTIES, LTD. II

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$ (46)	$ (23)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	234	210
Amortization of loan costs	33	37
Change in accounts:
Receivables and deposits	(32)	(169)
Other assets	(18)	(40)
Accounts payable	(10)	78
Tenant security deposit liabilities	1	(5)
Accrued property taxes	39	38
Due to affiliates	--	5
Other liabilities	(79)	(36)
Net cash provided by operating activities	122	95

Cash flows from investing activities:
Property improvements and replacements	(281)	(387)
Net withdrawals from (deposits to) restricted escrows	11	(22)
Net cash used in investing activities	(270)	(409)

Cash flows from financing activities:
Payments on mortgage notes payable	(40)	(97)
Distribution to partners	(175)	--
Loan costs paid	--	(7)
Net cash used in financing activities	(215)	(104)

Net decrease in cash and cash equivalents	(363)	(418)

Cash and cash equivalents at beginning of period	599	845

Cash and cash equivalents at end of period	$ 236	$ 427

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 407	$ 317
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in accounts
payable	$ 114	$ 129

At December 31, 2005 and 2004, approximately $96,000 and $48,000, respectively, of property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the three months ended March 31, 2006 and 2005, respectively.

See Accompanying Notes to Financial Statements

ANGELES INCOME PROPERTIES, LTD. II

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of Angeles Income Properties, Ltd. II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), which is wholly-owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

Recent Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s financial condition or results of operations.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from both of the Partnership’s properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $67,000 and $63,000 for the three months ended March 31, 2006 and 2005, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $63,000 and $64,000 for the three months ended March 31, 2006 and 2005, respectively, which are included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the three months ended March 31, 2006 and 2005 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $32,000 and $35,000, respectively.

The Partnership Agreement provides for a fee equal to 10% of "Net cash from operations," as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services.  There were no such fees earned by the Managing General Partner for the three months ended March 31, 2006 and 2005.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2006, the Partnership was charged by AIMCO and its affiliates approximately $87,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2006 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $68,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2005.

Note C – Contingencies

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.  The parties and Objector submitted one final round of briefing to the Court and the matter has been submitted for the Court’s decision.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the Managing General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Managing General Partner believes that these measures will minimize the effects that mold could have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s financial condition or results of operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2006 and 2005:

	Average Occupancy
Property	2006	2005

Deer Creek Apartments	96%	96%
Plainsboro, New Jersey
Landmark Apartments	82%	82%
Raleigh, North Carolina

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

Results of Operations

The Partnership’s net loss for the three months ended March 31, 2006 was approximately $46,000, compared to a net loss of approximately $23,000 for the three months ended March 31, 2005.  The increase in net loss is due to an increase in total expenses, partially offset by an increase in total revenues.  The increase in total expenses is due to increases in operating, depreciation, interest, and general and administrative expenses, partially offset by a decrease in property tax expense.  The increase in operating expenses is primarily due to increases in utilities at both of the Partnership’s investment properties, contract maintenance expense at Deer Creek Apartments, and insurance expense as a result of increased premiums at both properties, partially offset by a decrease in payroll related expenses at Deer Creek Apartments.  The increase in depreciation expense is due to property improvements and replacements placed into service at both of the Partnership’s investment properties during the past twelve months.  The increase in interest expense is due to a higher debt balance as a result of the second mortgage obtained on Deer Creek Apartments in September 2005 and a higher variable rate on the mortgage encumbering Landmark Apartments.  The decrease in property tax expense is primarily due to a decrease in the assessed value and tax rate at Deer Creek Apartments. The increase in general and administrative expenses is primarily due to an increase in New Jersey partnership tax expense.  Also included in general and administrative expenses for the three months ended March 31, 2006 and 2005 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The increase in total revenues is due to increases in both rental and other income.  The increase in rental income is primarily due to an increase in the average rental rate at both of the Partnership’s investment properties. The increase in other income is primarily due to increases in cleaning and damage fees at Landmark Apartments and utility reimbursements at both properties.

Liquidity and Capital Resources

At March 31, 2006, the Partnership had cash and cash equivalents of approximately $236,000, compared to approximately $427,000 at March 31, 2005. The decrease in cash and cash equivalents of approximately $363,000, from December 31, 2005, is due to approximately $270,000 of cash used in investing activities and approximately $215,000 of cash used in financing activities, partially offset by approximately $122,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements, partially offset by net receipts from restricted escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering Deer Creek Apartments and a distribution to the partners.  The Partnership invests its working capital reserves in interest bearing accounts.

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

Deer Creek Apartments

During the three months ended March 31, 2006, the Partnership completed approximately $158,000 of capital improvements at Deer Creek Apartments, consisting primarily of structural improvements and floor covering and appliance replacements.  These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Landmark Apartments

During the three months ended March 31, 2006, the Partnership completed approximately $141,000 of capital improvements at Landmark Apartments, consisting primarily of interior improvements, sewer upgrades, and floor covering replacement.  These improvements were funded from operating cash flow and replacement reserves.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.  On September 1, 2005, the Partnership obtained a second mortgage loan in the amount of $3,800,000 on Deer Creek Apartments. The second mortgage consists of a stated fixed interest rate of 5.32% and requires monthly payments of principal and interest of approximately $21,000 beginning on October 1, 2005 until the loan matures September 1, 2015, with a balloon payment of approximately $3,163,000 due at maturity.  The Partnership has the option of extending the maturity date for one additional year, to September 1, 2016.

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

The mortgage encumbering Landmark Apartments of approximately $7,000,000 requires monthly payments of interest until the loan matures November 1, 2006, with interest being equal to the average of the one month LIBOR plus 235 basis points (7.1760% at March 31, 2006 with a minimum rate of 4.3662%).  In conjunction with the mortgage note, the Partnership entered into an interest rate cap agreement, which limits the Partnership’s exposure to interest rate increases.  Under this interest rate cap agreement, the Partnership’s interest rate on the amounts owed to the lender will be no higher than 7.85%.  The Partnership has adopted Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities”, which was amended by SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an Amendment of SFAS No. 133”. The Partnership’s interest rate cap does not qualify for special hedge accounting treatment as defined by SFAS No. 133, and therefore all changes in the fair value of the interest rate cap will be recognized in the statements of operations as an adjustment to interest expense. The fair value of the interest rate cap at March 31, 2006 is zero. The Managing General Partner will attempt to refinance such indebtedness prior to the November 1, 2006 maturity date. If the property cannot be refinanced for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership distributed the following amounts during the three months ended March 31, 2006 and 2005 (in thousands, except per unit data):

	Three Months	Per Limited	Three Months	Per Limited
	Ended	Partnership	Ended	Partnership
	March 31, 2006	Unit	March 31, 2005	Unit

Sale (1)	$ 175	$ 1.73	$ --	$ --

(1)

From proceeds from the March 2004 sale of Georgetown Apartments.

Future cash distributions will depend on the levels of net cash generated from operations and the timing of debt maturities, refinancings and/or property sales. The Partnership will seek to refinance the debt encumbering Landmark Apartments prior to its November 2006 maturity. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit additional distributions to its partners during 2006 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 69,323 limited partnership units (the "Units") in the Partnership representing 69.46% of the outstanding Units at March 31, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner.  As a result of its ownership of 69.46% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership.  Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder.  As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions.  The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.  The parties and Objector submitted one final round of briefing to the Court and the matter has been submitted for the Court’s decision.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANGELES INCOME PROPERTIES, LTD. II

By: Angeles Realty Corporation II
Managing General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: May 15, 2006

ANGELES INCOME PROPERTIES, LTD. II

EXHIBIT INDEX

Exhibit Number

Description of Exhibit

3.1

Amendment Agreement of Limited Partnership of the Partnership dated October 12, 1982 filed in Form 10K dated November 30, 1983, incorporated herein by reference.

3.2

Amended Agreement of Limited Partnership of the Partnership dated March 31, 1983 filed in the Prospectus, of the Partnership, as Exhibit A, dated March 31, 1983 incorporated herein by reference.

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

Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.

The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  May 15, 2006

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

Date:  May 15, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Angeles Realty Corporation II, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Angeles Income Properties, Ltd. II (the "Partnership"), for the quarterly period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: May 15, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 15, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.