Form 10QSB
period 2006-06-30
ANGELES INCOME PROPERTIES LTD II
filed 2006-08-10
CIK 711642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

(864) 239-1000

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).   Yes      No _x_

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

ANGELES INCOME PROPERTIES, LTD. II

BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

June 30, 2006

Assets
Cash and cash equivalents		$ 217
Receivables and deposits		318
Restricted escrows		550
Other assets		533
Investment properties:
Land	$ 1,691
Buildings and related personal property	28,504
	30,195
Less accumulated depreciation	(24,172)	6,023
		$ 7,641

Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 112
Tenant security deposit liabilities		169
Accrued property taxes		78
Other liabilities		242
Mortgage notes payable		23,010

Partners' Deficit
General partners	$ (598)
Limited partners (99,804 units issued and
outstanding)	(15,372)	(15,970)
		$ 7,641

See Accompanying Notes to Financial Statements

ANGELES INCOME PROPERTIES, LTD. II

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Rental income	$ 1,269	$ 1,173	$ 2,505	$ 2,341
Other income	145	98	254	191
Total revenues	1,414	1,271	2,759	2,532

Expenses:
Operating	515	610	1,036	1,105
General and administrative	65	66	134	125
Depreciation	238	218	472	428
Interest	457	366	891	732
Property taxes	134	108	267	262
Total expenses	1,409	1,368	2,800	2,652

Net income (loss)	$ 5	$ (97)	$ (41)	$ (120)

Net income (loss) allocated to general
partners (1%)	$ --	$ (1)	$ --	$ (1)
Net income (loss) allocated to limited
partners (99%)	5	(96)	(41)	(119)

	$ 5	$ (97)	$ (41)	$ (120)

Net income (loss) per limited partnership
unit	$ 0.05	$ (0.96)	$ (0.41)	$ (1.19)

Distribution per limited partnership unit	$ --	$ --	$ 1.73	$ --

See Accompanying Notes to Financial Statements

ANGELES INCOME PROPERTIES, LTD. II

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	100,000	$ 1	$ 50,000	$ 50,001

Partners' deficit at
December 31, 2005	99,804	$ (596)	$(15,158)	$(15,754)

Distribution to partners		(2)	(173)	(175)

Net loss for the six months
ended June 30, 2006	--	--	(41)	(41)

Partners' deficit at
June 30, 2006	99,804	$ (598)	$(15,372)	$(15,970)

See Accompanying Notes to Financial Statements

ANGELES INCOME PROPERTIES, LTD. II

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$ (41)	$ (120)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	472	428
Amortization of loan costs	66	73
Change in accounts:
Receivables and deposits	(65)	(219)
Other assets	(36)	(17)
Accounts payable	(2)	53
Tenant security deposit liabilities	4	(6)
Accrued property taxes	78	29
Due to affiliates	--	12
Other liabilities	(39)	4
Net cash provided by operating activities	437	237
Cash flows from investing activities:
Property improvements and replacements	(558)	(720)
Net deposits to restricted escrows	(11)	(45)
Net cash used in investing activities	(569)	(765)
Cash flows from financing activities:
Payments on mortgage notes payable	(75)	(196)
Distribution to partners	(175)	--
Advance from affiliate	--	68
Loan costs paid	--	(7)
Net cash used in financing activities	(250)	(135)
Net decrease in cash and cash equivalents	(382)	(663)
Cash and cash equivalents at beginning of period	599	845

Cash and cash equivalents at end of period	$ 217	$ 182
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 827	$ 642
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in accounts
payable	$ 73	$ 93

At December 31, 2005 and 2004, approximately $96,000 and $48,000, respectively, of property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the six months ended June 30, 2006 and 2005, respectively.

See Accompanying Notes to Financial Statements

ANGELES INCOME PROPERTIES, LTD. II

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of Angeles Income Properties, Ltd. II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), which is wholly-owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from both of the Partnership’s properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $136,000 and $127,000 for the six months ended June 30, 2006 and 2005, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $97,000 and $121,000 for the six months ended June 30, 2006 and 2005, respectively, which are included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the six months ended June 30, 2006 and 2005 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $43,000 and $63,000, respectively.

The Partnership Agreement provides for a fee equal to 10% of "Net cash from operations," as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services.  There were no such fees earned by the Managing General Partner for the six months ended June 30, 2006 and 2005.

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

In accordance with the Partnership Agreement, during the six months ended June 30, 2005, an affiliate of the Managing General Partner advanced the Partnership approximately $68,000 to fund capital improvements at Landmark Apartments. This advance bore interest at the prime rate plus 2%.  Interest expense was approximately $12,000 for the six months ended June 30, 2005.  This advance was repaid during the year ended December 31, 2005 from proceeds from a second mortgage obtained on Deer Creek Apartments. There were no such advances made by affiliates of the Managing General Partner to the Partnership during the six months ended June 30, 2006.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2006, the Partnership was charged by AIMCO and its affiliates approximately $109,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2006 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $68,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2005.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and  ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants are moving to decertify the collective action on both issues in briefs to be filed by August 15, 2006.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, and the defendants have moved to stay the Maryland case as well. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2006 and 2005:

	Average Occupancy
Property	2006	2005

Deer Creek Apartments	96%	95%
Plainsboro, New Jersey
Landmark Apartments (1)	87%	82%
Raleigh, North Carolina

(1)

The Managing General Partner attributes the increase in occupancy at Landmark Apartments to improved tenant services as a result of additional staffing.

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

Results of Operations

The Partnership's net income (loss) for the three and six months ended June 30, 2006 was approximately $5,000 and ($41,000), respectively, compared to net loss of approximately $97,000 and $120,000 for the corresponding periods in 2005. The decrease in net loss for both the three and six months ended June 30, 2006 is due to an increase in total revenues partially offset by an increase in total expenses. Total revenues increased for both the three and six months ended June 30, 2006 due to increases in rental and other income. Rental income increased due to increases in occupancy and average rental rates at both of the Partnership’s investment properties, partially offset by an increase in bad debt expense at Landmark

Apartments.  Other income increased for both periods primarily due to increases in lease cancellation fees at both properties and cleaning and damage fees at Landmark Apartments.

The increase in total expenses for the three months ended June 30, 2006 is due to increases in depreciation, interest and property tax expenses, partially offset by a decrease in operating expenses. The increase in total expenses for the six months ended June 30, 2006 is due to increases in depreciation, interest and general and administrative expenses, partially offset by a decrease in operating expenses. Depreciation expense increased for both periods due to property improvements and replacements placed into service during the last twelve months at both of the Partnership’s investment properties. Interest expense increased for both periods due to a higher debt balance as a result of the second mortgage obtained on Deer Creek Apartments in September 2005 and a higher variable rate on the mortgage encumbering Landmark Apartments. The increase in property tax expense for the three months ended June 30, 2006 is the result of the Partnership’s successful appeal of the assessed value of Deer Creek Apartments during the three months ended June 30, 2005 which resulted in an adjustment to the property tax accrual during the second quarter of 2005. Operating expense decreased for both periods due to decreases in utilities, salaries and related benefits and corporate housing expense primarily at Deer Creek Apartments, and contract services primarily at Landmark Apartments, partially offset by an increase in insurance expense as a result of increased premiums at both properties.

The increase in general and administrative expenses for the six months ended June 30, 2006 is primarily due to an increase in New Jersey partnership tax expense. Also included in general and administrative expenses for the three and six months ended June 30, 2006 and 2005 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2006, the Partnership had cash and cash equivalents of approximately $217,000, compared to approximately $182,000 at June 30, 2005. The decrease in cash and cash equivalents of approximately $382,000, from December 31, 2005, is due to approximately $569,000 and $250,000 of cash used in investing and financing activities, respectively, partially offset by approximately $437,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of a distribution to partners and payments of principal made on the mortgages encumbering Deer Creek Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

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

Deer Creek Apartments

During the six months ended June 30, 2006, the Partnership completed approximately $332,000 of capital improvements at Deer Creek Apartments, consisting primarily of swimming pool and spa resurfacing, structural improvements and floor covering and appliance replacements.  These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Landmark Apartments

During the six months ended June 30, 2006, the Partnership completed approximately $203,000 of capital improvements at Landmark Apartments, consisting primarily of interior improvements, sewer upgrades and floor covering replacement.  These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

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

The mortgage encumbering Landmark Apartments of approximately $7,000,000 requires monthly payments of interest until the loan matures November 1, 2006, with interest being equal to the average of the one month LIBOR plus 235 basis points (7.6951% at June 30, 2006 with a minimum rate of 4.3662%).  In conjunction with the mortgage note, the Partnership entered into an interest rate cap agreement, which limits the Partnership’s exposure to interest rate increases.  Under this interest rate cap agreement, the Partnership’s interest rate on the amounts owed to the lender will be no higher than 7.85%.  The Partnership has adopted Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities”, which was amended by SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an Amendment of SFAS No. 133”. The Partnership’s interest rate cap does not qualify for special hedge accounting treatment as defined by SFAS No. 133, and therefore all changes in the fair value of the interest rate cap will be recognized in the statements of operations as an adjustment to interest expense. The fair value of the interest rate cap at June 30, 2006 is zero. The Managing General Partner will attempt to refinance such indebtedness prior to the November 1, 2006 maturity date. If the property cannot be refinanced for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership distributed the following amounts during the six months ended June 30, 2006 and 2005 (in thousands, except per unit data):

	Six Months	Per Limited	Six Months	Per Limited
	Ended	Partnership	Ended	Partnership
	June 30, 2006	Unit	June 30, 2005	Unit

Sale (1)	$ 175	$ 1.73	$ --	$ --

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 69,323 limited partnership units (the "Units") in the Partnership representing 69.46% of the outstanding Units at June 30, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner.  As a result of its ownership of 69.46% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership.  Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder.  As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and  ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.

The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants are moving to decertify the collective action on both issues in briefs to be filed by August 15, 2006.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, and the defendants have moved to stay the Maryland case as well. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANGELES INCOME PROPERTIES, LTD. II

By: Angeles Realty Corporation II
Managing General Partner

Date: August 10, 2006	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 10, 2006	By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

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

Date:  August 10, 2006

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

Date:  August 10, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Angeles Realty Corporation II, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Angeles Income Properties, Ltd. II (the "Partnership"), for the quarterly period ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: August 10, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: August 10, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.