Form 10QSB
period 2006-09-30
ANGELES INCOME PROPERTIES LTD II
filed 2006-11-13
CIK 711642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

ANGELES INCOME PROPERTIES, LTD. II

BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

September 30, 2006

Assets
Cash and cash equivalents		$ 67
Receivables and deposits		383
Restricted escrows		573
Other assets		488
Investment properties:
Land	$ 1,691
Buildings and related personal property	28,886
	30,577
Less accumulated depreciation	(24,411)	6,166
		$ 7,677

Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 144
Tenant security deposit liabilities		164
Accrued property taxes		117
Other liabilities		267
Mortgage notes payable (Note C)		22,975

Partners' Deficit
General partners	$ (599)
Limited partners (99,804 units issued and
outstanding)	(15,391)	(15,990)
		$ 7,677

See Accompanying Notes to Financial Statements

ANGELES INCOME PROPERTIES, LTD. II

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues:
Rental income	$ 1,326	$ 1,237	$ 3,831	$ 3,578
Other income	123	126	377	317
Total revenues	1,449	1,363	4,208	3,895

Expenses:
Operating	561	520	1,597	1,625
General and administrative	68	63	202	188
Depreciation	239	219	711	647
Interest	464	376	1,355	1,108
Property taxes	137	132	404	394
Total expenses	1,469	1,310	4,269	3,962

Net (loss) income	$ (20)	$ 53	$ (61)	$ (67)

Net (loss) income allocated to general
partners (1%)	$ --	$ 1	$ (1)	$ (1)
Net (loss) income allocated to limited
partners (99%)	(20)	52	(60)	(66)
	$ (20)	$ 53	$ (61)	$ (67)
Net (loss) income per limited partnership
unit	$ (0.20)	$ 0.52	$ (0.60)	$ (0.66)

Distributions per limited partnership unit	$ --	$ 29.96	$ 1.73	$ 29.96

See Accompanying Notes to Financial Statements

ANGELES INCOME PROPERTIES, LTD. II

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	100,000	$ 1	$ 50,000	$ 50,001

Partners' deficit at
December 31, 2005	99,804	$ (596)	$(15,158)	$(15,754)

Distribution to partners	--	(2)	(173)	(175)

Net loss for the nine months
ended September 30, 2006	--	(1)	(60)	(61)

Partners' deficit at
September 30, 2006	99,804	$ (599)	$(15,391)	$(15,990)

See Accompanying Notes to Financial Statements

ANGELES INCOME PROPERTIES, LTD. II

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$ (61)	$ (67)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	711	647
Amortization of loan costs	99	107
Change in accounts:
Receivables and deposits	(130)	(131)
Other assets	(24)	(15)
Accounts payable	30	(14)
Tenant security deposit liabilities	(1)	(5)
Accrued property taxes	117	113
Due to affiliates	--	(4)
Other liabilities	(14)	9
Net cash provided by operating activities	727	640

Cash flows from investing activities:
Property improvements and replacements	(940)	(1,081)
Net deposits to restricted escrows	(34)	(9)
Net cash used in investing activities	(974)	(1,090)

Cash flows from financing activities:
Payments on mortgage notes payable	(110)	(268)
Distributions to partners	(175)	(3,020)
Proceeds from mortgage note payable	--	3,800
Advances from affiliate	--	68
Loan costs paid	--	(98)
Payments on advances from affiliate	--	(330)
Net cash (used in) provided by financing activities	(285)	152

Net decrease in cash and cash equivalents	(532)	(298)
Cash and cash equivalents at beginning of period	599	845

Cash and cash equivalents at end of period	$ 67	$ 547

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,255	$ 1,011

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 73	$ 26

At December 31, 2005 and 2004, approximately $96,000 and $48,000, respectively, of property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the nine months ended September 30, 2006 and 2005, respectively.

See Accompanying Notes to Financial Statements

ANGELES INCOME PROPERTIES, LTD. II

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of Angeles Income Properties, Ltd. II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), which is wholly-owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from both of the Partnership’s properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $207,000 and $192,000 for the nine months ended September 30, 2006 and 2005, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $156,000 and $180,000 for the nine months ended September 30, 2006 and 2005, respectively, which are included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the nine months ended September 30, 2006 and 2005 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $73,000 and $93,000, respectively.

The Partnership Agreement provides for a fee equal to 10% of "Net cash from operations," as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services.  There were no such fees earned by the Managing General Partner for the nine months ended September 30, 2006 and 2005.

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

In accordance with the Partnership Agreement, during the nine months ended September 30, 2005, an affiliate of the Managing General Partner advanced the Partnership approximately $68,000 to fund capital improvements at Landmark Apartments. This advance bore interest at the prime rate plus 2% (10.25% at September 30, 2006).  Interest expense was approximately $17,000 for the nine months ended September 30, 2005.  This advance and associated accrued interest was repaid during the nine months ended September 30, 2005 from proceeds from a second mortgage obtained on Deer Creek Apartments (as discussed in Note C). There were no such advances made by affiliates of the Managing General Partner to the Partnership during the nine months ended September 30, 2006. Subsequent to September 30, 2006, an affiliate of the Managing General Partner advanced the Partnership approximately $35,000 to fund operations at both of the Partnership’s investment properties.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $113,000 and $68,000 for insurance coverage and fees associated with policy claims administration.

Note C – Second Mortgage Note Payable

On September 1, 2005, the Partnership obtained a second mortgage loan in the amount of $3,800,000 on Deer Creek Apartments. The second mortgage consists of a stated fixed interest rate of 5.32% and requires monthly payments of principal and interest of approximately $21,000 beginning on October 1, 2005 until the loan matures September 1, 2015, with a balloon payment of approximately $3,163,000 due at maturity.  The Partnership has the option of extending the maturity date for one additional year, to September 1, 2016.  In connection with obtaining the second mortgage, loans costs of approximately $98,000 were capitalized during the nine months ended September 30, 2005.

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

Note D – Contingencies

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and  ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and the plaintiffs have responded.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2006 and 2005:

	Average Occupancy
Property	2006	2005

Deer Creek Apartments	96%	95%
Plainsboro, New Jersey
Landmark Apartments (1)	90%	83%
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

Results of Operations

The Partnership's net loss for the three and nine months ended September 30, 2006 was approximately $20,000 and $61,000, respectively, compared to net income of approximately $53,000 for the three months ended September 30, 2005 and net loss of approximately $67,000 for the nine months ended September 30, 2005. The increase in net loss for the three months ended September 30, 2006 is due to an increase in total expenses, partially offset by an increase in total revenues. The decrease in net loss for the nine months ended September 30, 2006 is due to an increase in total revenues, partially offset by an increase in total expenses. Total revenues increased for both the three and nine months ended September 30, 2006 primarily due to an increase in rental income. Total revenues also increased for the nine months ended September 30, 2006 due to an increase in other income, which remained relatively constant for the three months ended September 30, 2006. Rental income increased for the three months ended September 30, 2006 due to increases in occupancy at Landmark Apartments and the average rental rate at both of the Partnership’s investment properties. Rental income increased for the nine months ended September 30, 2006 due to increases in occupancy and the average rental rate at both of the Partnership’s investment properties.  Other income increased for the nine months ended September 30, 2006 primarily due to increases in lease cancellation fees at Deer Creek Apartments and cleaning and damage fees at Landmark Apartments.

The increase in total expenses for the three months ended September 30, 2006 is due primarily to increases in depreciation, interest, and operating expenses.  General and administrative and property tax expenses remained relatively constant for the three months ended September 30, 2006. The increase in total expenses for the nine months ended September 30, 2006 is due primarily to increases in depreciation, interest, general and administrative and property tax expenses, partially offset by a decrease in operating expenses. Depreciation expense increased for both periods due to property improvements and replacements placed into service during the past twelve months at both of the Partnership’s investment properties. Interest expense increased for both periods due to a higher debt balance as a result of the second mortgage obtained on Deer Creek Apartments in September 2005 and a higher variable rate on the mortgage encumbering Landmark Apartments. The increase in operating expenses for the three months ended September 30, 2006 is primarily due to increases in utilities and salaries and related benefits at Landmark Apartments, hazard insurance expense as a result of increased premiums and management fees as a result of the increase in rental income at both properties.  The decrease in operating expenses for the nine months ended September 30, 2006 is due to decreases in utilities, salaries and related benefits and employee housing expenses at Deer Creek Apartments and decreases in contract services at Landmark Apartments, partially offset by increases in utilities, salaries and related benefits and employee housing expenses at Landmark Apartments, insurance expense at both properties as a result of increased premiums and management fees at both properties as a result of the increase in rental income. The increase in property tax expense for the nine months ended September 30, 2006 is due to the timing and receipt of the tax bill, which affected the tax accrual at Landmark Apartments.

The increase in general and administrative expenses for the nine months ended September 30, 2006 is primarily due to an increase in New Jersey partnership tax expense. Also included in general and administrative expenses for the three and nine months ended September 30, 2006 and 2005 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2006, the Partnership had cash and cash equivalents of approximately $67,000, compared to approximately $547,000 at September 30, 2005. The decrease in cash and cash equivalents of approximately $532,000, from December 31, 2005, is due to approximately $974,000 and $285,000 of cash used in investing and financing activities, respectively, partially offset by approximately $727,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of a distribution to partners and payments of principal made on the mortgages encumbering Deer Creek Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

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

Deer Creek Apartments

During the nine months ended September 30, 2006, the Partnership completed approximately $554,000 of capital improvements at Deer Creek Apartments, consisting primarily of swimming pool and spa resurfacing, structural improvements and floor covering and appliance replacements.  These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Landmark Apartments

During the nine months ended September 30, 2006, the Partnership completed approximately $363,000 of capital improvements at Landmark Apartments, consisting primarily of interior improvements, sewer upgrades, balcony upgrades, parking area resurfacing and floor covering replacement. These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

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

The mortgage encumbering Landmark Apartments of approximately $7,000,000 required monthly payments of interest until the loan matured November 1, 2006, with interest being equal to the average of the one month LIBOR plus 235 basis points (7.6729% at September 30, 2006 with a minimum rate of 4.3662%).  In conjunction with the mortgage note, the Partnership entered into an interest rate cap agreement, which limits the Partnership’s exposure to interest rate increases.  Under this interest rate cap agreement, the Partnership’s interest rate on the amounts owed to the lender will be no higher than 7.85%.  The Partnership has adopted Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities”, which was amended by SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an Amendment of SFAS No. 133”. The Partnership’s interest rate cap does not qualify for special hedge accounting treatment as defined by SFAS No. 133, and therefore all changes in the fair value of the interest rate cap will be recognized in the statements of operations as an adjustment to interest expense. The fair value of the interest rate cap at September 30, 2006 is zero. Subsequent to September 30, 2006, the Managing General Partner negotiated an extension of the loan’s maturity date to December 1, 2006, under the existing terms, however, the interest rate cap was waived during the extension period. The Managing General Partner will attempt to refinance the debt encumbering Landmark Apartments prior to the new maturity date.  If the property cannot be refinanced for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership distributed the following amounts during the nine months ended September 30, 2006 and 2005 (in thousands, except per unit data):

	Nine Months	Per Limited	Nine Months	Per Limited
	Ended September 30,	Partnership	Ended September 30,	Partnership
	2006	Unit	2005	Unit

Sale (1)	$ 175	$ 1.73	$ --	$ --
Finance (2)	--	--	3,020	29.96
	$ 175	$ 1.73	$3,020	$29.96

(1)

From proceeds from the March 2004 sale of Georgetown Apartments.

(2)

From proceeds from the September 2005 second mortgage obtained on Deer Creek Apartments.

Future cash distributions will depend on the levels of net cash generated from operations and the timing of debt maturities, refinancings and/or property sales. The Managing General Partner is currently attempting to refinance the mortgage encumbering Landmark Apartments. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit additional distributions to its partners during 2006 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 69,409 limited partnership units (the "Units") in the Partnership representing 69.55% of the outstanding Units at September 30, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner.  As a result of its ownership of 69.55% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership.  Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder.  As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Capitalized Costs Related to Redevelopment and Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs associated with redevelopment projects are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalizes interest, property taxes and operating costs during periods in which redevelopment and construction projects are in progress.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and  ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and the plaintiffs have responded.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANGELES INCOME PROPERTIES, LTD. II

By: Angeles Realty Corporation II
Managing General Partner

Date: November 13, 2006	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 13, 2006	By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

ANGELES INCOME PROPERTIES, LTD. II

EXHIBIT INDEX

Exhibit Number

Description of Exhibit

3.1

Amendment Agreement of Limited Partnership of the Partnership dated October 12, 1982 filed in Form 10-K dated November 30, 1983, incorporated herein by reference.

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

Exhibit 31.1

CERTIFICATION

I, Martha L. Long, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Angeles Income Properties, Ltd. II;

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

Date:  November 13, 2006

/s/Martha L. Long

Martha L. Long

Senior Vice President of Angeles Realty Corporation II, equivalent of the chief executive officer of the Partnership

Exhibit 31.2

CERTIFICATION

I, Stephen B. Waters certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Angeles Income Properties, Ltd. II;

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

Date:  November 13, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Angeles Realty Corporation II, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Angeles Income Properties, Ltd. II (the "Partnership"), for the quarterly period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: November 13, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: November 13, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.