Form 10KSB
period 2006-12-31
ANGELES INCOME PROPERTIES LTD II
filed 2007-03-23
CIK 711642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

[ ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period  _________to _________

Commission file number 0-11767

ANGELES INCOME PROPERTIES, LTD. II

(Name of small business issuer in its charter)

California	95-3793526
(State or other jurisdiction of	(I.R.S. Employer
Incorporate or organization)	Identification No.)

55 Beattie Place, PO Box 1089

Greenville, South Carolina  29602

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [X]

State issuer's revenues for its most recent fiscal year.   $5,643,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2006.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

PART I

Item 1.

Description of Business

Angeles Income Properties, Ltd. II (the "Partnership" or "Registrant") is a publicly held limited partnership organized under the California Uniform Limited Partnership Act on October 12, 1982.  The Partnership's managing general partner is Angeles Realty Corporation II, a California corporation (the "Managing General Partner" or "ARC II").  ARC II is wholly-owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. AIMCO Properties, L.P. (an affiliate of AIMCO) is the non-managing general partner of the Partnership. The Managing General Partner and the non-managing general partner are herein collectively referred to as the "General Partners".  The Partnership Agreement provides that the Partnership is to terminate on December 31, 2037 unless terminated prior to such date.

The Partnership, through its public offering of Limited Partnership Units, sold 100,000 units aggregating $50,000,000.  The General Partners contributed capital in the amount of $1,000 for a 1% interest in the Partnership. The Partnership was formed for the purpose of acquiring fee and other forms of equity interests in various types of real estate property.  The Partnership presently owns and operates two apartment properties at December 31, 2006. (See “Item 2. Description of Properties”). Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions.

The Partnership has no employees.  Management and administrative services are provided by the Managing General Partner and by agents retained by the Managing General Partner. An affiliate of the Managing General Partner provided such property management services for the residential properties for the years ended December 31, 2006 and 2005.

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

	Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)
Deer Creek
Apartments	$15,757	$12,071	5-30 yrs	S/L	$ 4,861
Landmark
Apartments	15,046	12,583	5-30 yrs	S/L	2,909
	$30,803	$24,654			$ 7,770

See "Note A – Organization and Summary of Significant Accounting Policies" to the financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership’s properties.

	Principal				Principal
	Balance At				Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2006	Rate (1)	Amortized	Date	Maturity (4)
	(in thousands)				(in thousands)
Deer Creek Apartments (2)
1st mortgage	$12,199	7.68%	30 yrs	09/2015	$10,946
2nd mortgage	3,737	5.32%	30 yrs	09/2015	3,163

Landmark Apartments (3)
1st mortgage	8,535	5.65%	(3)	12/2009	8,535
	$24,471				$22,644

(1)

Fixed rate mortgages.

(2)

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

(3)

On November 30, 2006, the Partnership obtained a new mortgage in the principal amount of $8,535,000 on Landmark Apartments.  The existing mortgage with an outstanding principal amount of $7,000,000 matured on December 1, 2006 and was repaid with proceeds from the new mortgage loan.  Loan costs associated with the existing mortgage were fully amortized.  The new mortgage has a fixed interest rate of 5.65% and requires monthly payments of interest beginning on January 1, 2007 until the loan matures on December 1, 2009.  In addition, the terms of the new mortgage debt require monthly escrow deposits for taxes, insurance and replacement reserves, as well as a repair reserve of approximately $477,000 that is maintained by the mortgage lender. The Partnership has the option to extend the maturity date for two additional years, to December 1, 2011, by meeting certain performance criteria.  In connection with obtaining the new mortgage, loan costs of approximately $117,000 were capitalized and are included in other assets on the balance sheet included in “Item 7. Financial Statements”.   As a condition of making the new mortgage, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage.

(4)

See “Note B – Mortgage Notes Payable” to the financial statements included in "Item 7. Financial Statements" for information with respect to the Partnership's ability to prepay these loans and other specific details about the loans.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2006 and 2005 for each property were as follows:

	Average Annual		Average Annual
	Rental Rates		Occupancy
	(per unit)
Property	2006	2005	2006	2005
Deer Creek Apartments	$11,952	$11,443	96%	96%
Landmark Apartments (1)	7,375	7,182	91%	82%

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2006 for each property were as follows:

	2006	2006
	Billing	Rate
	(in thousands)

Deer Creek Apartments	$ 394	2.05%
Landmark Apartments	153	1.11%

Capital Improvements

Deer Creek Apartments

During the year ended December 31, 2006, the Partnership completed approximately $689,000 of capital improvements at the property, consisting primarily of kitchen and bathroom upgrades, water heater replacement, structural improvements and floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Landmark Apartments

During the year ended December 31, 2006, the Partnership completed approximately $454,000 of capital improvements at the property, consisting primarily of sewer upgrades, balcony upgrades, parking area resurfacing, kitchen and bathroom upgrades, roof replacement and floor covering replacement.  These improvements were funded from operating cash flow and replacement reserves.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel of the Settlement Class, have not yet filed their briefs in response.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and that issue is now fully briefed.  The defendants anticipate that the Court will soon set oral argument on the defendants’ decertification motion.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders

The unitholders of the Partnership did not vote on any matter through solicitation of proxies or otherwise during the quarter ended December 31, 2006.

PART II

Item 5.

Market for the Partnership's Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, offered and sold 100,000 limited partnership units (the “Units”) aggregating $50,000,000.  At December 31, 2006, the Partnership had 1,262 holders of record owning an aggregate of 99,804 Units. Affiliates of the Managing General Partner owned 69,900 Units or 70.04% at December 31, 2006. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2006 and 2005 (in thousands, except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2006	Unit	2005	Unit
Sale (1)	$ 784	$ 7.78	$ --	$ --
Finance (2)	356	3.53	3,020	29.96
	$ 1,140	$ 11.31	$3,020	$29.96

(1)

From proceeds from the March 2004 sale of Georgetown Apartments.

(2)

From proceeds from the September 2005 second mortgage obtained on Deer Creek Apartments.

Future cash distributions will depend on the levels of net cash generated from operations and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in 2007 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 69,900 Units in the Partnership representing 70.04% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 70.04% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership’s net loss for the year ended December 31, 2006 was approximately $30,000, as compared to net loss of approximately $92,000 for the year ended December 31, 2005.  The decrease in net loss is due to an increase in total revenues, partially offset by an increase in total expenses.  Total revenues increased due to increases in both rental and other income.  Rental income increased due to increases in the average rental rate at both of the Partnership’s investment properties and an increase in occupancy at Landmark Apartments. Other income increased primarily due to increases in cleaning and damage fees at Landmark Apartments and utility reimbursements at both properties.

Total expenses increased due to increases in depreciation, interest and property tax expenses. Operating and general and administrative expenses remained relatively constant for the comparable periods. Depreciation expense increased due to property improvements and replacements placed into service at both of the Partnership’s investment properties during the year ended December 31, 2006.  Interest expense increased due to a higher average debt balance as a result of the second mortgage obtained on Deer Creek Apartments in September 2005 and a higher variable rate on the previous mortgage encumbering Landmark Apartments (as discussed in “Liquidity and Capital Resources”). Property tax expense increased due to an increase in the tax rate at both of the Partnership’s investment properties. Included in general and administrative expenses for the years ended December 31, 2006 and 2005 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, a New Jersey partnership tax expense, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

During 2004, the Partnership began a repair project at Landmark Apartments to address water infiltration issues with 15 units. The project was completed in May 2005 and all units are back on line. During the construction period, certain expenses were capitalized and are being depreciated over the remaining life of the property. During the year ended December 31, 2005, approximately $23,000 of interest, approximately $7,000 of real estate taxes, and approximately $6,000 of other construction period operating costs were capitalized.

Liquidity and Capital Resources

At December 31, 2006, the Partnership had cash and cash equivalents of approximately $716,000, compared to approximately $599,000 at December 31, 2005.  The increase in cash and cash equivalents of approximately $117,000 is due to approximately $1,141,000 of cash provided by operating activities and approximately $129,000 of cash provided by financing activities, partially offset by approximately $1,153,000 of cash used in investing activities.  Cash provided by financing activities consisted of proceeds from the refinancing of the mortgage encumbering Landmark Apartments and advances from an affiliate of the Managing General Partner, partially offset by distributions to partners, payments of principal made on the mortgages encumbering Deer Creek Apartments, repayment of the mortgage encumbering Landmark Apartments, repayment of advances from an affiliate of the Managing General Partner and loan costs paid.  Cash used in investing activities consisted of property improvements and replacements, partially offset by net withdrawals from restricted escrow accounts maintained by the mortgage lender. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the properties. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On November 30, 2006, the Partnership obtained a mortgage in the principal amount of $8,535,000 on Landmark Apartments.  The existing mortgage with an outstanding principal amount of $7,000,000 matured on December 1, 2006 and was repaid with the proceeds of the new mortgage.  Loan costs associated with the existing mortgage were fully amortized.  The new mortgage has a fixed interest rate of 5.65% and requires monthly payments of interest beginning on January 1, 2007 until the loan matures on December 1, 2009.  In addition, the terms of the new mortgage debt require monthly escrow deposits for taxes, insurance and replacement reserves, as well as a repair reserve of approximately $477,000 that is maintained by the mortgage lender. The Partnership has the option to extend the maturity date for two additional years, to December 1, 2011, by meeting certain performance criteria.  In connection with obtaining the new mortgage, loan costs of approximately $117,000 were capitalized and are included in other assets on the balance sheet included in “Item 7. Financial Statements”.   As a condition of making the new mortgage, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage.

On September 1, 2005, the Partnership obtained a second mortgage loan in the amount of $3,800,000 on Deer Creek Apartments. The second mortgage consists of a stated fixed interest rate of 5.32% and requires monthly payments of principal and interest of approximately $21,000 beginning on October 1, 2005 until the loan matures September 1, 2015, with a balloon payment of approximately $3,163,000 due at maturity.  The Partnership has the option of extending the maturity date for one additional year, to September 1, 2016. In connection with obtaining the second mortgage, loan costs of approximately $91,000 were capitalized and are included in other assets on the balance sheet included in “Item 7. Financial Statements”.

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

The Partnership distributed the following amounts during the years ended December 31, 2006 and 2005 (in thousands, except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2006	Unit	2005	Unit
Sale (1)	$ 784	$ 7.78	$ --	$ --
Finance (2)	356	3.53	3,020	29.96
	$ 1,140	$ 11.31	$3,020	$29.96

(1)

From proceeds from the March 2004 sale of Georgetown Apartments.

(2)

From proceeds from the September 2005 second mortgage obtained on Deer Creek Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in 2007 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 69,900 Units in the Partnership representing 70.04% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 70.04% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note A – Organization and Summary of Significant Accounting Policies" which is included in the financial statements in "Item 7. Financial Statements".  The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Capitalized Costs Related to Redevelopment and Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs associated with redevelopment and construction projects are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Costs”, and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalizes interest, property taxes and operating costs during periods in which redevelopment and construction projects are in progress.

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

Financial Statements

ANGELES INCOME PROPERTIES, LTD. II

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheet - December 31, 2006

Statements of Operations - Years ended December 31, 2006 and 2005

Statements of Changes in Partners' Deficit - Years ended December 31, 2006 and 2005

Statements of Cash Flows - Years ended December 31, 2006 and 2005

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Angeles Income Properties, Ltd. II

We have audited the accompanying balance sheet of Angeles Income Properties, Ltd. II as of December 31, 2006, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Angeles Income Properties, Ltd. II at December 31, 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 22, 2007

ANGELES INCOME PROPERTIES, LTD. II

BALANCE SHEET

(in thousands, except unit data)

December 31, 2006

Assets
Cash and cash equivalents		$ 716
Receivables and deposits		227
Restricted escrow		477
Other assets		529
Investment properties (Notes B and E):
Land	$ 1,691
Buildings and related personal property	29,112
	30,803
Less accumulated depreciation	(24,654)	6,149
		$ 8,098
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 92
Tenant security deposit liabilities		158
Other liabilities		301
Mortgage notes payable (Note B)		24,471

Partners' Deficit
General partners	$ (607)
Limited partners (99,804 units issued and
outstanding)	(16,317)	(16,924)
		$ 8,098

See Accompanying Notes to Financial Statements

ANGELES INCOME PROPERTIES, LTD. II

STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Years Ended
	December 31,
	2006	2005
Revenues:
Rental income	$ 5,153	$ 4,796
Other income	490	424
Total revenues	5,643	5,220

Expenses:
Operating	2,096	2,102
General and administrative	268	268
Depreciation	954	878
Interest	1,808	1,544
Property taxes	547	520
Total expenses	5,673	5,312
Net loss (Note C)	$ (30)	$ (92)

Net loss allocated to general partners (1%)	$ --	$ (1)
Net loss allocated to limited partners (99%)	(30)	(91)
	$ (30)	$ (92)
Net loss per limited partnership unit	$ (0.30)	$ (0.91)

Distributions per limited partnership unit	$ 11.31	$ 29.96

See Accompanying Notes to Financial Statements

ANGELES INCOME PROPERTIES, LTD. II

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	100,000	$ 1	$ 50,000	$ 50,001

Partners' deficit at
December 31, 2004	99,804	$ (565)	$(12,077)	$(12,642)

Distributions to partners	--	(30)	(2,990)	(3,020)

Net loss for the year ended
December 31, 2005	--	(1)	(91)	(92)

Partners' deficit at
December 31, 2005	99,804	(596)	(15,158)	(15,754)

Distributions to partners	--	(11)	(1,129)	(1,140)

Net loss for the year ended
December 31, 2006	--	--	(30)	(30)

Partners' deficit at
December 31, 2006	99,804	$ (607)	$(16,317)	$(16,924)

See Accompanying Notes to Financial Statements

ANGELES INCOME PROPERTIES, LTD. II

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$ (30)	$ (92)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	954	878
Amortization of loan costs	132	143
Change in accounts:
Receivables and deposits	26	57
Other assets	19	17
Accounts payable	27	12
Tenant security deposit liabilities	(7)	(6)
Due to affiliates	--	(4)
Other liabilities	20	27
Net cash provided by operating activities	1,141	1,032

Cash flows from investing activities:
Property improvements and replacements	(1,215)	(1,367)
Net withdrawals from (deposits to) restricted escrows	62	(31)
Net cash used in investing activities	(1,153)	(1,398)

Cash flows from financing activities:
Payments on mortgage notes payable	(149)	(300)
Proceeds from mortgage notes payable	8,535	3,800
Repayment of mortgage note payable	(7,000)	--
Payments on advances from affiliate	(35)	(330)
Advances from affiliate	35	68
Loan costs paid	(117)	(98)
Distributions to partners	(1,140)	(3,020)
Net cash provided by financing activities	129	120

Net increase (decrease) in cash and cash equivalents	117	(246)
Cash and cash equivalents at beginning of year	599	845
Cash and cash equivalents at end of year	$ 716	$ 599
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 1,680	$ 1,372
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in accounts
payable	$ 24	$ 96

At December 31, 2004, approximately $48,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the year ended December 31, 2005.

See Accompanying Notes to Financial Statements

ANGELES INCOME PROPERTIES, LTD. II

Notes to Financial Statements

December 31, 2006

Note A - Organization and Summary of Significant Accounting Policies

Organization: Angeles Income Properties, Ltd. II (the "Partnership" or "Registrant") is a California limited partnership organized on October 12, 1982 to acquire and operate residential and commercial real estate properties. The Partnership's managing general partner responsible for management of the Partnership's business is Angeles Realty Corporation II ("ARC II" or the “Managing General Partner”). ARC II is wholly-owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The non-managing general partner is AIMCO Properties, L.P. (an affiliate of AIMCO). The Managing General Partner and the non-managing general partner are herein collectively referred to as the "General Partners".  The Partnership Agreement provides that the Partnership is to terminate on December 31, 2037 unless terminated prior to such date. As of December 31, 2006, the Partnership operated two residential properties located in New Jersey and North Carolina.

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

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $599,000 at December 31, 2006 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits: The Partnership requires security deposits from all apartment lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates the apartment provided the tenant has not damaged the space and is current on rental payments.

Investment Properties: Investment properties consists of two apartment complexes and are stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes, and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  During the year ended December 31, 2005, the Partnership capitalized interest of approximately $23,000, property taxes of approximately $7,000 and operating costs of approximately $6,000.  No such costs were capitalized during the year ended December 31, 2006. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2006 and 2005.

Deferred Costs: At December 31, 2006, loan costs of approximately $614,000 less accumulated amortization of approximately $179,000 are included in other assets on the balance sheet and are being amortized over the terms of the related loan agreements. Amortization expense of approximately $132,000 and $143,000 is included in interest expense on the accompanying statements of operations for the years ended December 31, 2006 and 2005, respectively. Amortization expense is expected to be approximately $76,000 for each of the years 2007 and 2008, approximately $73,000 for 2009 and approximately $37,000 for each of the years 2010 and 2011.

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

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term long-term debt. The fair value of the Partnership’s long term debt at the Partnership’s incremental borrowing rate is approximately $25,715,000.

Restricted Escrow: A replacement reserve account is maintained for Landmark Apartments. The property has a required monthly payment into its account to cover the costs of capital improvements and replacements. The balance of this account at December 31, 2006 is approximately $477,000, which includes interest.

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

Advertising: The Partnership expenses the cost of advertising as incurred.  Advertising costs of approximately $88,000 and $95,000 for the years ended December 31, 2006 and 2005, respectively, were charged to operating expense.

Recent Accounting Pronouncements: In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership has not yet determined whether it will elect the fair value option for any of its financial instruments.

Note B - Mortgage Notes Payable

	Principal	Monthly			Principal
	Balance At	Payment	Stated		Balance
	December 31,	Including	Interest	Maturity	Due At
Property	2006	Interest	Rate	Date	Maturity
	(in thousands)				(in thousands)
Deer Creek Apartments
1st mortgage	$12,199	$ 88	7.68% (1)	09/2015	$10,946
2nd mortgage	3,737	21	5.32% (1)	09/2015	3,163
Landmark Apartments
1st mortgage	8,535	40	5.65% (1)	12/2009	8,535
	$24,471	$ 149			$22,644

(1)

Fixed rate mortgage.

On November 30, 2006, the Partnership obtained a new mortgage in the principal amount of $8,535,000 on Landmark Apartments. The existing mortgage with an outstanding principal amount of $7,000,000 matured on December 1, 2006 and was repaid with proceeds from the new mortgage loan.  Loan costs associated with the existing mortgage were fully amortized.  The new mortgage has a fixed interest rate of 5.65% and requires monthly payments of interest beginning on January 1, 2007 until the loan matures on December 1, 2009.  In addition, the terms of the new mortgage debt require monthly escrow deposits for taxes, insurance and replacement reserves, as well as a repair reserve of approximately $477,000 that is maintained by the mortgage lender. The Partnership has the option to extend the maturity date for two additional years, to December 1, 2011, by meeting certain performance criteria. In connection with obtaining the new mortgage, loan costs of approximately $117,000 were capitalized and are included in other assets. As a condition of making the new mortgage, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage.

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

Scheduled principal payments of mortgage notes payable subsequent to December 31, 2006 are as follows (in thousands):

2007	$ 160
2008	168
2009	8,718
2010	196
2011	210
Thereafter	15,019
$24,471

Note C - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except per unit data):

	2006	2005

Net loss as reported	$ (30)	$ (92)
Add (deduct):
Depreciation differences	10	(75)
Unearned income	34	(49)
Other	(38)	44
Federal taxable loss	$ (24)	$ (172)
Federal taxable loss per limited
partnership unit	$ (0.24)	$ (1.71)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

Net liabilities as reported	$(16,924)
Land and buildings	2,288
Accumulated depreciation	(667)
Syndication and distribution costs	6,148
Unearned income	59
Other	(30)
Net liabilities - Federal tax basis	$ (9,126)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities.

The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $279,000 and $261,000 for the years ended December 31, 2006 and 2005, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $226,000 and $250,000 for the years ended December 31, 2006 and 2005, respectively, which are included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the years ended December 31, 2006 and 2005 are construction management services provided by an affiliate of the Managing General Partner of approximately $114,000 and $134,000, respectively.

The Partnership Agreement provides for a fee equal to 10% of "Net cash from operations," as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. There were no such fees earned by the Managing General Partner for the years ended December 31, 2006 and 2005.

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

In accordance with the Partnership Agreement, during the years ended December 31, 2006 and 2005, an affiliate of the Managing General Partner advanced the Partnership approximately $35,000 and $68,000, respectively, to fund operating expenses and capital improvements, respectively, at the Partnership’s investment properties. These advances bore interest at the prime rate plus 2%. Interest expense was less than $1,000 and approximately $17,000 for the years ended December 31, 2006 and 2005, respectively.  During the years ended December 31, 2006 and 2005, the Partnership repaid advances and associated accrued interest from proceeds from the refinancing of the mortgage encumbering Landmark Apartments in 2006 and from proceeds from a second mortgage obtained on Deer Creek Apartments in 2005 (as discussed in Note B). At December 31, 2006, there were no outstanding advances or associated accrued interest due to affiliates of the Managing General Partner.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $113,000 and $68,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 69,900 limited partnership units (the “Units”) in the Partnership representing 70.04% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 70.04% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note E – Investment Properties and Accumulated Depreciation

		Initial Cost
		To Partnership
		(in thousands)
			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)
Deer Creek Apartments	$15,936	$ 953	$ 8,863	$ 5,941
Landmark Apartments	8,535	738	9,885	4,423
Totals	$24,471	$ 1,691	$18,748	$10,364

	Gross Amount At Which Carried
	At December 31, 2006
	(in thousands)
		Buildings
		And Related
		Personal		Accumulated	Date	Depreciable
Description	Land	Property	Total	Depreciation	Acquired	Life
				(in thousands)
Deer Creek Apartments	$ 953	$14,804	$15,757	$12,071	09/28/83	5-30 yrs
Landmark Apartments	738	14,308	15,046	12,583	12/16/83	5-30 yrs
Totals	$1,691	$29,112	$30,803	$24,654

Reconciliation of "investment properties and accumulated depreciation":

	Years Ended December 31,
	2006	2005
	(in thousands)
Investment Properties
Balance at beginning of year	$29,660	$28,245
Property improvements and replacements	1,143	1,415
Balance at end of year	$30,803	$29,660

Accumulated Depreciation
Balance at beginning of year	$23,700	$22,822
Additions charged to expense	954	878
Balance at end of year	$24,654	$23,700

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2006 and 2005 is approximately $33,091,000 and $31,816,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2006 and 2005 is approximately $25,321,000 and $24,377,000, respectively.

Note F – Contingencies

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and  ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel of the Settlement Class, have not yet filed their briefs in response.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and that issue is now fully briefed.  The defendants anticipate that the Court will soon set oral argument on the defendants’ decertification motion.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the Managing General Partner have implemented policies, procedures, third-party audits and training and the Managing General Partner believes that these measures will prevent or eliminate mold  exposure and will minimize the effects that mold may have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s financial condition or results of operations.

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

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8B.

Other Information

None.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The names of the directors and officers of Angeles Realty Corporation II (“ARC II” or the “Managing General Partner”), the Managing General Partner of Angeles Income Properties, Ltd. II (the “Partnership” or “Registrant”) as of December 31, 2006, their ages and the nature of all positions with ARC II presently held by them are as follows:

Name	Age	Position

Martha L. Long	47	Director and Senior Vice President
Harry G. Alcock	44	Director, Executive Vice President and Chief
		Investment Officer
Timothy Beaudin	48	Executive Vice President and Chief Development
		Officer
Miles Cortez	63	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	43	Executive Vice President – Securities and Debt
Thomas M. Herzog	44	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	41	Executive Vice President
Scott W. Fordham	39	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	45	Vice President

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

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President and Chief Investment Officer of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as a Senior Vice President from October 1997 to October 1999.

Timothy Beaudin was appointed Executive Vice President and Chief Development Officer of the Managing General Partner and AIMCO in October 2005.  Prior to this time, beginning in 2005, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

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

Robert Y. Walker, IV was appointed Senior Vice President of the Managing General Partner and AIMCO in August 2005 and served as the Chief Accounting Officer of the Managing General Partner and AIMCO from November 2005 to January 2007. Mr. Walker was promoted to Executive Vice President of the Managing General Partner and AIMCO in July 2006 and in January 2007 became the chief financial officer of Conventional Property Operations for AIMCO. From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Scott W. Fordham was appointed Senior Vice President and Chief Accounting Officer in January 2007 of the Managing General Partner and AIMCO. Prior to joining AIMCO, Mr. Fordham served as Vice President and Chief Accounting Officer of Brandywine Realty Trust. Prior to the merger of Prentiss Properties Trust with Brandywine Realty Trust, Mr. Fordham served as Senior Vice President and Chief Accounting Officer of Prentiss Properties Trust and was in charge of the corporate accounting and financial reporting groups. Prior to joining Prentiss Properties Trust in 1992, Mr. Fordham worked in public accounting with PricewaterhouseCoopers LLP.

Stephen B. Waters was appointed Vice President of the Managing General Partner and AIMCO in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as principal financial officer of the Managing General Partner.

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

Item 10.

Executive Compensation

No remuneration was paid by the Partnership to any director or officer of the Managing General Partner during the year ended December 31, 2006.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units (the “Units”) of the Registrant as of December 31, 2006.

Entity	Number of Units	Percentage

Cooper River Properties, LLC
(an affiliate of AIMCO)	5,864	5.88%
AIMCO IPLP, L.P.
(an affiliate of AIMCO)	3,990	4.00%
Broad River Properties, LLC
(an affiliate of AIMCO)	8,908	8.92%
AIMCO Properties, L.P.
(an affiliate of AIMCO)	51,138	51.24%

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

Item 12.

Certain Relationships and Related Transactions, and Director Independence

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities.

The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $279,000 and $261,000 for the years ended December 31, 2006 and 2005, respectively, which are included in operating expenses on the statements of operations included in “Item 7. Financial Statements”.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $226,000 and $250,000 for the years ended December 31, 2006 and 2005, respectively, which are included in general and administrative expenses and investment properties on the financial statements included in “Item 7. Financial Statements”. The portion of these reimbursements included in investment properties for the years ended December 31, 2006 and 2005 are construction management services provided by an affiliate of the Managing General Partner of approximately $114,000 and $134,000, respectively.

The Partnership Agreement provides for a fee equal to 10% of "Net cash from operations," as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. There were no such fees earned by the Managing General Partner for the years ended December 31, 2006 and 2005.

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

In accordance with the Partnership Agreement, during the years ended December 31, 2006 and 2005, an affiliate of the Managing General Partner advanced the Partnership approximately $35,000 and $68,000, respectively, to fund operating expenses and capital improvements, respectively, at the Partnership’s investment properties. These advances bore interest at the prime rate plus 2%. Interest expense was less than $1,000 and approximately $17,000 for the years ended December 31, 2006 and 2005, respectively.  During the years ended December 31, 2006 and 2005, the Partnership repaid advances and associated accrued interest from proceeds from the refinancing of the mortgage encumbering Landmark Apartments in 2006 and from proceeds from a second mortgage obtained on Deer Creek Apartments in 2005. At December 31, 2006, there were no outstanding advances or associated accrued interest due to affiliates of the Managing General Partner.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $113,000 and $68,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 69,900 Units in the Partnership representing 70.04% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 70.04% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Neither of the Managing General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2007. The aggregate fees billed for services rendered by Ernst & Young LLP during the years ended December 31, 2006 and 2005 are described below.

Audit Fees. Fees for audit services totaled approximately $39,000 and $36,000 for 2006 and 2005, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $9,000 for each of the years 2006 and 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANGELES INCOME PROPERTIES, LTD. II

By: Angeles Realty Corporation II
Managing General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 23, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 23, 2007
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 23, 2007
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 23, 2007
Stephen B. Waters

ANGELES INCOME PROPERTIES, LTD. II

EXHIBIT INDEX

Exhibit Number

Description of Exhibit

 3.1

Amendment Agreement of Limited Partnership of the Partnership dated October 12, 1982 filed in Form 10-K dated November 30, 1983, incorporated herein by reference

 3.2

Amended Agreement of Limited Partnership of the Partnership dated March 31, 1983 filed in the Prospectus, of the Partnership, as Exhibit A, dated March 31, 1983 incorporated herein by reference

10.31

Loan Agreement dated September 1, 2005 between Angeles Income Properties, Ltd. II, a California limited partnership and GMAC Commercial Mortgage Bank, incorporated by reference to the Current Report on Form 8-K dated September 1, 2005.

10.32

Amended and Restated Loan Agreement dated September 1, 2005 between Angeles Income Properties, Ltd. II, a California limited partnership and Federal Home Loan Mortgage Corporation, incorporated by reference to the Current Report on Form 8-K dated September 1, 2005.

10.33

Loan Agreement dated November 30, 2006, between Angeles Income Properties, Ltd. II, a California Limited partnership, and Capmark Bank, A Utah Industrial Bank, incorporated by reference to the Current Report on Form 8-K dated November 30, 2006.

10.34

Promissory Note dated November 30, 2006, between Angeles Income Properties, Ltd. II, a California Limited partnership, and Capmark Bank, A Utah Industrial Bank, incorporated by reference to the Current Report on Form 8-K dated November 30, 2006.

10.35

Guaranty dated November 30, 2006, between AIMCO Properties, L.P., a Delaware limited partnership, and Capmark Bank, A Utah Industrial Bank, incorporated by reference to the Current Report on Form 8-K dated November 30, 2006.

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

Date:  March 23, 2007

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

Date:  March 23, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Angeles Realty Corporation II, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Angeles Income Properties, Ltd. II (the "Partnership"), for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: March 23, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 23, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.