Form 10QSB
period 2007-03-31
ANGELES INCOME PROPERTIES LTD II
filed 2007-05-15
CIK 711642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

ANGELES INCOME PROPERTIES, LTD. II

BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

March 31, 2007

Assets
Cash and cash equivalents		$ 746
Receivables and deposits		227
Restricted escrow		477
Other assets		663
Investment properties:
Land	$ 1,691
Buildings and related personal property	29,276
	30,967
Less accumulated depreciation	(24,883)	6,084
		$ 8,197

Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 267
Tenant security deposit liabilities		169
Accrued property taxes		38
Other liabilities		248
Mortgage notes payable		24,429

Partners' Deficit
General partners	$ (607)
Limited partners (99,804 units issued and
outstanding)	(16,347)	(16,954)
		$ 8,197

See Accompanying Notes to Financial Statements

ANGELES INCOME PROPERTIES, LTD. II

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2007	2006

Revenues:
Rental income	$ 1,341	$ 1,236
Other income	117	109
Total revenues	1,458	1,345

Expenses:
Operating	631	521
General and administrative	65	69
Depreciation	229	234
Interest	426	434
Property taxes	137	133
Total expenses	1,488	1,391

Net loss	$ (30)	$ (46)

Net loss allocated to general partners (1%)	$ --	$ --

Net loss allocated to limited partners (99%)	(30)	(46)

	$ (30)	$ (46)

Net loss per limited partnership unit	$ (0.30)	$ (0.46)

Distribution per limited partnership unit	$ --	$ 1.73

See Accompanying Notes to Financial Statements

ANGELES INCOME PROPERTIES, LTD. II

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	100,000	$ 1	$ 50,000	$ 50,001

Partners' deficit at
December 31, 2006	99,804	$ (607)	$(16,317)	$(16,924)

Net loss for the three months
ended March 31, 2007	--	--	(30)	(30)

Partners' deficit at
March 31, 2007	99,804	$ (607)	$(16,347)	$(16,954)

See Accompanying Notes to Financial Statements

ANGELES INCOME PROPERTIES, LTD. II

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$ (30)	$ (46)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	229	234
Amortization of loan costs	19	33
Change in accounts:
Receivables and deposits	--	(32)
Other assets	(142)	(18)
Accounts payable	161	(10)
Tenant security deposit liabilities	11	1
Accrued property taxes	38	39
Other liabilities	(53)	(79)
Net cash provided by operating activities	233	122

Cash flows from investing activities:
Property improvements and replacements	(150)	(281)
Net withdrawals from restricted escrow	--	11
Net cash used in investing activities	(150)	(270)

Cash flows from financing activities:
Payments on mortgage notes payable	(42)	(40)
Loan costs paid	(11)	--
Distribution to partners	--	(175)
Net cash used in financing activities	(53)	(215)

Net increase (decrease) in cash and cash equivalents	30	(363)

Cash and cash equivalents at beginning of period	716	599

Cash and cash equivalents at end of period	$ 746	$ 236

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 404	$ 401
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in accounts
payable	$ 38	$ 114

At December 31, 2006 and 2005, approximately $24,000 and $96,000, respectively, of property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the three months ended March 31, 2007 and 2006, respectively.

See Accompanying Notes to Financial Statements

ANGELES INCOME PROPERTIES, LTD. II

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of Angeles Income Properties, Ltd. II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), which is wholly-owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s financial statements.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from both of the Partnership’s properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $72,000 and $67,000 for the three months ended March 31, 2007 and 2006, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $53,000 and $63,000 for the three months ended March 31, 2007 and 2006, respectively, which are included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the three months ended March 31, 2007 and 2006 are construction management services provided by an affiliate of the Managing General Partner of approximately $18,000 and $32,000, respectively.

The Partnership Agreement provides for a fee equal to 10% of "Net cash from operations," as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services.  The Managing General Partner earned a fee of approximately $3,000 for the three months ended March 31, 2007, which is included in general and administrative expenses. There was no such fee earned by the Managing General Partner for the three months ended March 31, 2006. At March 31, 2007, approximately $3,000 of such fees were owed to the Managing General Partner and are included in other liabilities.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2007, the Partnership was charged by AIMCO and its affiliates approximately $144,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2007 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $113,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2006.

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

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues.  The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action.  The nine named plaintiffs still maintain their individual causes of action. The California and Maryland cases are still pending as they were stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2007 and 2006:

	Average Occupancy
Property	2007	2006

Deer Creek Apartments	97%	96%
Plainsboro, New Jersey
Landmark Apartments (1)	95%	82%
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

Results of Operations

The Partnership’s net loss for the three months ended March 31, 2007 was approximately $30,000, compared to a net loss of approximately $46,000 for the three months ended March 31, 2006.  The decrease in net loss is due to an increase in total revenues, partially offset by an increase in total expenses. The increase in total revenues is due to increases in both rental and other income.  Rental income increased due to increases in occupancy and the average rental rate at both of the Partnership’s investment properties. The increase in other income is primarily due to an increase in late charges at Deer Creek Apartments.

Total expenses increased due to an increase in operating expenses, partially offset by a decrease in interest expense. Depreciation, property tax and general and administrative expenses remained relatively constant for the comparable periods. The increase in operating expenses is primarily due to increases in insurance expense as a result of increased premiums at both of the Partnership’s investment properties, snow removal expenses at Deer Creek Apartments, and repairs related to a broken water pipe at Deer Creek Apartments, partially offset by a decrease in contract maintenance expense at Landmark Apartments. The decrease in interest expense is primarily due to a decrease in loan cost amortization expense at Landmark Apartments as a result of a longer loan term and fewer loan costs capitalized associated with the new mortgage encumbering the property (as discussed in “Liquidity and Capital Resources”).

Included in general and administrative expenses for the three months ended March 31, 2007 and 2006 are management reimbursements to the Managing General Partner, a Partnership management fee as allowed under the Partnership Agreement, a New Jersey partnership tax expense, costs associated with the quarterly and annual communications with investors and regulatory agencies, and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2007, the Partnership had cash and cash equivalents of approximately $746,000, compared to approximately $236,000 at March 31, 2006. The increase in cash and cash equivalents of approximately $30,000, from December 31, 2006, is due to approximately $233,000 of cash provided by operating activities, partially offset by approximately $150,000 and $53,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering Deer Creek Apartments and loan costs paid related to the November 2006 refinancing of the mortgage encumbering Landmark Apartments.  The Partnership invests its working capital reserves in interest bearing accounts.

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

Deer Creek Apartments

During the three months ended March 31, 2007, the Partnership completed approximately $104,000 of capital improvements at the property, consisting primarily of appliance and floor covering replacements.  These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Landmark Apartments

During the three months ended March 31, 2007, the Partnership completed approximately $60,000 of capital improvements at the property, consisting primarily of sewer upgrades and floor covering replacement.  These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.  On November 30, 2006, the Partnership obtained a mortgage in the principal amount of $8,535,000 on Landmark Apartments.  The existing mortgage with an outstanding principal amount of $7,000,000 matured on December 1, 2006 and was repaid with the proceeds of the new mortgage.  Loan costs associated with the existing mortgage were fully amortized.  The new mortgage has a fixed interest rate of 5.65% and requires monthly payments of interest beginning on January 1, 2007 until the loan matures on December 1, 2009.  In addition, the terms of the new mortgage debt require monthly escrow deposits for taxes, insurance and replacement reserves, as well as a repair reserve of approximately $477,000, funded at closing, that is maintained by the mortgage lender. The Partnership has the option to extend the maturity date for two additional years, to December 1, 2011, by meeting certain performance criteria.  In connection with obtaining the new mortgage, loan costs of approximately $117,000 were capitalized during the year ended December 31, 2006. Additional loan costs of approximately $11,000 were capitalized during the three months ended March 31, 2007. As a condition of making the new mortgage, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage.

The first and second mortgage indebtedness encumbering Deer Creek Apartments of approximately $15,894,000 requires monthly payments of principal and interest until the loans mature on September 1, 2015, with balloon payments totaling approximately $14,109,000 due at maturity.

The Partnership distributed the following amounts during the three months ended March 31, 2007 and 2006 (in thousands, except per unit data):

	Three Months	Per Limited	Three Months	Per Limited
	Ended	Partnership	Ended	Partnership
	March 31, 2007	Unit	March 31, 2006	Unit

Sale (1)	$ --	$ --	$ 175	$ 1.73

(1)

From proceeds from the March 2004 sale of Georgetown Apartments.

Subsequent to March 31, 2007, the Partnership distributed approximately $230,000 (approximately $228,000 to the limited partners or $2.28 per limited partnership unit) from proceeds from the September 2005 second mortgage obtained on Deer Creek Apartments. Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit additional distributions to its partners during 2007 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 69,920 limited partnership units (the "Units") in the Partnership representing 70.06% of the outstanding Units at March 31, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  In this regard, on March 30, 2007, AIMCO Properties, L.P., commenced a tender offer to acquire 29,884 Units for a purchase price of $106.07 per Unit. Such offer expires May 30, 2007. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner.  As a result of its ownership of 70.06% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership.  Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder.  As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Capitalized Costs Related to Redevelopment and Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Costs”, and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.

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

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues.  The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action.  The nine named plaintiffs still maintain their individual causes of action. The California and Maryland cases are still pending as they were stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANGELES INCOME PROPERTIES, LTD. II

By: Angeles Realty Corporation II
Managing General Partner

Date: May 14, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: May 14, 2007	By: /s/Stephen B. Waters
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

10.31

Loan Agreement dated September 1, 2005 between Angeles Income Properties, Ltd. II, a California limited partnership, and GMAC Commercial Mortgage Bank, incorporated by reference to the Current Report on Form 8-K dated September 1, 2005.

10.32

Amended and Restated Loan Agreement dated September 1, 2005 between Angeles Income Properties, Ltd. II, a California limited partnership, and Federal Home Loan Mortgage Corporation, incorporated by reference to the Current Report on Form 8-K dated September 1, 2005.

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

Date:  May 14, 2007

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

Date:  May 14, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Angeles Realty Corporation II, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Angeles Income Properties, Ltd. II (the "Partnership"), for the quarterly period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: May 14, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 14, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.