Form 10QSB
period 2007-06-30
ANGELES INCOME PROPERTIES LTD II
filed 2007-08-14
CIK 711642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

ANGELES INCOME PROPERTIES, LTD. II

BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

June 30, 2007

Assets
Cash and cash equivalents		$ 553
Receivables and deposits		228
Restricted escrow		477
Other assets		620
Investment properties:
Land	$ 1,691
Buildings and related personal property	29,509
	31,200
Less accumulated depreciation	(25,115)	6,085
		$ 7,963

Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 187
Tenant security deposit liabilities		180
Accrued property taxes		76
Other liabilities		267
Mortgage notes payable		24,391

Partners' Deficit
General partners	$ (609)
Limited partners (99,804 units issued and
outstanding)	(16,529)	(17,138)
		$ 7,963

See Accompanying Notes to Financial Statements

ANGELES INCOME PROPERTIES, LTD. II

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Rental income	$ 1,385	$ 1,269	$ 2,726	$ 2,505
Other income	154	145	271	254
Total revenues	1,539	1,414	2,997	2,759

Expenses:
Operating	613	515	1,244	1,036
General and administrative	82	65	147	134
Depreciation	232	238	461	472
Interest	430	457	856	891
Property taxes	136	134	273	267
Total expenses	1,493	1,409	2,981	2,800

Net income (loss)	$ 46	$ 5	$ 16	$ (41)

Net income (loss) allocated to general
partners (1%)	$ --	$ --	$ --	$ --
Net income (loss) allocated to limited
partners (99%)	46	5	16	(41)

	$ 46	$ 5	$ 16	$ (41)

Net income (loss) per limited partnership
unit	$ 0.46	$ 0.05	$ 0.16	$ (0.41)

Distributions per limited partnership unit	$ 2.28	$ --	$ 2.28	$ 1.73

See Accompanying Notes to Financial Statements

ANGELES INCOME PROPERTIES, LTD. II

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	100,000	$ 1	$ 50,000	$ 50,001

Partners' deficit at
December 31, 2006	99,804	$ (607)	$(16,317)	$(16,924)

Distribution to partners		(2)	(228)	(230)

Net income for the six months
ended June 30, 2007	--	--	16	16

Partners' deficit at
June 30, 2007	99,804	$ (609)	$(16,529)	$(17,138)

See Accompanying Notes to Financial Statements

ANGELES INCOME PROPERTIES, LTD. II

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$ 16	$ (41)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	461	472
Amortization of loan costs	40	66
Change in accounts:
Receivables and deposits	(1)	(65)
Other assets	(120)	(36)
Accounts payable	42	(2)
Tenant security deposit liabilities	22	4
Accrued property taxes	76	78
Other liabilities	(34)	(39)
Net cash provided by operating activities	502	437
Cash flows from investing activities:
Property improvements and replacements	(344)	(558)
Net deposits to restricted escrows	--	(11)
Net cash used in investing activities	(344)	(569)
Cash flows from financing activities:
Payments on mortgage notes payable	(80)	(75)
Distributions to partners	(230)	(175)
Loan costs paid	(11)	--
Net cash used in financing activities	(321)	(250)

Net decrease in cash and cash equivalents	(163)	(382)
Cash and cash equivalents at beginning of period	716	599

Cash and cash equivalents at end of period	$ 553	$ 217
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 817	$ 818
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in accounts
payable	$ 77	$ 73

At December 31, 2006 and 2005, approximately $24,000 and $96,000, respectively, of property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the six months ended June 30, 2007 and 2006, respectively.

See Accompanying Notes to Financial Statements

ANGELES INCOME PROPERTIES, LTD. II

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of Angeles Income Properties, Ltd. II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), which is wholly-owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

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

In June 2007, the American Institute of Certified Public Accountants (“the AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  SOP 07-1 applies to reporting periods beginning on or after December 15, 2007, but earlier adoption is encouraged. The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its financial statements in the period of adoption.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from both of the Partnership’s properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $146,000 and $136,000 for the six months ended June 30, 2007 and 2006, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $97,000 for each of the six months ended June 30, 2007 and 2006, which are included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the six months ended June 30, 2007 and 2006 are construction management services provided by an affiliate of the Managing General Partner of approximately $27,000 and $43,000, respectively.

The Partnership Agreement provides for a fee equal to 10% of "Net cash from operations," as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services.  The Managing General Partner earned a fee of approximately $7,000 for the six months ended June 30, 2007, which is included in general and administrative expenses. There was no such fee earned by the Managing General Partner for the six months ended June 30, 2006. At June 30, 2007, approximately $7,000 of such fees were owed to the Managing General Partner and are included in other liabilities.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2007, the Partnership was charged by AIMCO and its affiliates approximately $169,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2007 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $113,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2006.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel for the Settlement Class, both filed Respondents’ Briefs on May 17, 2007.  Objector filed his response on August 3, 2007.  No hearing date has yet been scheduled.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2007 and 2006:

	Average Occupancy
Property	2007	2006

Deer Creek Apartments	97%	96%
Plainsboro, New Jersey
Landmark Apartments (1)	96%	87%
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

Results of Operations

The Partnership’s net income for the three and six months ended June 30, 2007 was approximately $46,000 and $16,000, respectively, compared to net income of approximately $5,000 for the three months ended June 30, 2006 and net loss of approximately $41,000 for the six months ended June 30, 2006. The increase in net income for both the three and six months ended June 30, 2007 is due to an increase in total revenues, partially offset by an increase in total expenses. The increase in total revenues for both the three and six months ended June 30, 2007 is due to increases in both rental and other income.  Rental income increased for both periods due to increases in occupancy and the average rental rate at both of the Partnership’s investment properties. The increase in other income for both periods is primarily due to increases in tenant utility reimbursements at both properties and late charges at Deer Creek Apartments, partially offset by a decrease in cleaning and damage fees at Landmark Apartments.

Total expenses increased for both the three and six months ended June 30, 2007 due to increases in operating and general and administrative expenses, partially offset by decreases in depreciation and interest expenses. Property tax expense remained relatively constant for the comparable periods. The increase in operating expenses for both periods is primarily due to increases in insurance expense as a result of increased premiums at both of the Partnership’s investment properties, salaries and related benefits, employee housing, and utility expenses at both of the Partnership’s investment properties, snow removal expenses at Deer Creek Apartments and repairs related to minor casualties at both properties. The decrease in depreciation expense for both periods is primarily due to property improvements and replacements placed into service in previous years at Deer Creek Apartments becoming fully depreciated during the first quarter of 2007. The decrease in interest expense for both periods is primarily due to a decrease in loan cost amortization expense at Landmark Apartments as a result of a longer loan term and fewer loan costs capitalized associated with the new mortgage encumbering the property (as discussed in “Liquidity and Capital Resources”).

The increase in general and administrative expenses for both periods is primarily due to increases in management reimbursements to the Managing General Partner and a Partnership management fee as allowed under the Partnership Agreement, partially offset by a decrease in New Jersey partnership tax expense. Also included in general and administrative expenses for the three and six months ended June 30, 2007 and 2006 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2007, the Partnership had cash and cash equivalents of approximately $553,000, compared to approximately $217,000 at June 30, 2006. The decrease in cash and cash equivalents of approximately $163,000, from December 31, 2006, is due to approximately $344,000 and $321,000 of cash used in investing and financing activities, respectively, partially offset by approximately $502,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of a distribution to partners, payments of principal made on the mortgages encumbering Deer Creek Apartments and loan costs paid related to the November 2006 refinancing of the mortgage encumbering Landmark Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

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

Deer Creek Apartments

During the six months ended June 30, 2007, the Partnership completed approximately $271,000 of capital improvements at the property, consisting primarily of kitchen and bathroom upgrades and appliance and floor covering replacements.  These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Landmark Apartments

During the six months ended June 30, 2007, the Partnership completed approximately $126,000 of capital improvements at the property, consisting primarily of sewer upgrades and floor covering replacement.  These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.  On November 30, 2006, the Partnership obtained a mortgage in the principal amount of $8,535,000 on Landmark Apartments.  The existing mortgage with an outstanding principal amount of $7,000,000 matured on December 1, 2006 and was repaid with the proceeds of the new mortgage.  Loan costs associated with the existing mortgage were fully amortized.  The new mortgage has a fixed interest rate of 5.65% and requires monthly payments of interest beginning on January 1, 2007 until the loan matures on December 1, 2009.  In addition, the terms of the new mortgage debt require monthly escrow deposits for taxes, insurance and replacement reserves, as well as a repair reserve of approximately $477,000, funded at closing, that is maintained by the mortgage lender. The Partnership has the option to extend the maturity date for two additional years, to December 1, 2011, by meeting certain performance criteria.  In connection with obtaining the new mortgage, loan costs of approximately $117,000 were capitalized during the year ended December 31, 2006. Additional loan costs of approximately $11,000 were capitalized during the six months ended June 30, 2007. As a condition of making the new mortgage, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage.

The first and second mortgage indebtedness encumbering Deer Creek Apartments of approximately $15,856,000 requires monthly payments of principal and interest until the loans mature on September 1, 2015, with balloon payments totaling approximately $14,109,000 due at maturity.

The Partnership distributed the following amounts during the six months ended June 30, 2007 and 2006 (in thousands, except per unit data):

	Six Months	Per Limited	Six Months	Per Limited
	Ended	Partnership	Ended	Partnership
	June 30, 2007	Unit	June 30, 2006	Unit

Finance (1)	$ 230	$ 2.28	$ --	$ --
Sale (2)	--	--	175	1.73
	$ 230	$ 2.28	$ 175	$ 1.73

(1)

From proceeds from the September 2005 second mortgage obtained on Deer Creek Apartments.

(2)

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 71,364 limited partnership units (the "Units") in the Partnership representing 71.50% of the outstanding Units at June 30, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner.  As a result of its ownership of 71.50% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership.  Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder.  As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel for the Settlement Class, both filed Respondents’ Briefs on May 17, 2007.  Objector filed his response on August 3, 2007.  No hearing date has yet been scheduled.

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

ANGELES INCOME PROPERTIES, LTD. II

By: Angeles Realty Corporation II
Managing General Partner

Date: August 13, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 13, 2007	By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

ANGELES INCOME PROPERTIES, LTD. II

EXHIBIT INDEX

Exhibit Number

Description of Exhibit

 3.1

Amendment Agreement of Limited Partnership of the Partnership dated October 12, 1982 filed in the Partnership’s Annual Report on Form 10-K dated November 30, 1983, incorporated herein by reference.

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

Date:  August 13, 2007

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

Date:  August 13, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Angeles Realty Corporation II, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Angeles Income Properties, Ltd. II (the "Partnership"), for the quarterly period ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: August 13, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: August 13, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.