Form 10QSB
period 2007-09-30
ANGELES INCOME PROPERTIES LTD II
filed 2007-11-08
CIK 711642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

ANGELES INCOME PROPERTIES, LTD. II

BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

September 30, 2007

Assets
Cash and cash equivalents		$ 677
Receivables and deposits		226
Restricted escrow		477
Other assets		630
Investment properties:
Land	$ 1,691
Buildings and related personal property	29,870
	31,561
Less accumulated depreciation	(25,358)	6,203
		$ 8,213

Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 120
Tenant security deposit liabilities		186
Accrued property taxes		119
Other liabilities		317
Mortgage notes payable (Note C)		32,103

Partners' Deficit
General partners	$ (684)
Limited partners (99,804 units issued and
outstanding)	(23,948)	(24,632)
		$ 8,213

See Accompanying Notes to Financial Statements

ANGELES INCOME PROPERTIES, LTD. II

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Rental income	$ 1,393	$ 1,326	$ 4,119	$ 3,831
Other income	145	123	416	377
Total revenues	1,538	1,449	4,535	4,208

Expenses:
Operating	594	561	1,838	1,597
General and administrative	60	68	207	202
Depreciation	243	239	704	711
Interest	471	464	1,327	1,355
Property taxes	147	137	420	404
Total expenses	1,515	1,469	4,496	4,269
Casualty gain (Note D)	38	--	38	--

Net income (loss)	$ 61	$ (20)	$ 77	$ (61)

Net income (loss) allocated to general
partners (1%)	$ 1	$ --	$ 1	$ (1)
Net income (loss) allocated to limited
partners (99%)	60	(20)	76	(60)
	$ 61	$ (20)	$ 77	$ (61)
Net income (loss) per limited partnership
unit	$ 0.60	$ (0.20)	$ 0.76	$ (0.60)

Distributions per limited partnership unit	$ 74.94	$ --	$ 77.22	$ 1.73

See Accompanying Notes to Financial Statements

ANGELES INCOME PROPERTIES, LTD. II

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	100,000	$ 1	$ 50,000	$ 50,001

Partners' deficit at
December 31, 2006	99,804	$ (607)	$(16,317)	$(16,924)

Distributions to partners	--	(78)	(7,707)	(7,785)

Net income for the nine months
ended September 30, 2007	--	1	76	77

Partners' deficit at
September 30, 2007	99,804	$ (684)	$(23,948)	$(24,632)

See Accompanying Notes to Financial Statements

ANGELES INCOME PROPERTIES, LTD. II

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$ 77	$ (61)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	704	711
Amortization of loan costs	60	99
Casualty gain	(38)	--
Change in accounts:
Receivables and deposits	1	(130)
Other assets	(67)	(24)
Accounts payable	1	30
Tenant security deposit liabilities	28	(1)
Accrued property taxes	119	117
Other liabilities	16	(14)
Net cash provided by operating activities	901	727

Cash flows from investing activities:
Property improvements and replacements	(731)	(940)
Insurance proceeds received	38	--
Net deposits to restricted escrows	--	(34)
Net cash used in investing activities	(693)	(974)

Cash flows from financing activities:
Payments on mortgage notes payable	(118)	(110)
Distributions to partners	(7,785)	(175)
Proceeds from mortgage note payable	7,750	--
Loan costs paid	(94)	--
Net cash used in financing activities	(247)	(285)

Net decrease in cash and cash equivalents	(39)	(532)
Cash and cash equivalents at beginning of period	716	599

Cash and cash equivalents at end of period	$ 677	$ 67

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,230	$ 1,247

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 51	$ 73

At December 31, 2006 and 2005, approximately $24,000 and $96,000, respectively, of property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the nine months ended September 30, 2007 and 2006, respectively.

See Accompanying Notes to Financial Statements

ANGELES INCOME PROPERTIES, LTD. II

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of Angeles Income Properties, Ltd. II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), which is wholly-owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

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

In June 2007, the American Institute of Certified Public Accountants (the “AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  SOP 07-1 applies to reporting periods beginning on or after December 15, 2007; however, the FASB has decided to issue an exposure draft that would indefinitely delay the effective date of SOP 07-1 until the FASB can reassess the provisions of SOP 07-1.  The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its financial statements in the period of adoption.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from both of the Partnership’s properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $222,000 and $207,000 for the nine months ended September 30, 2007 and 2006, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $147,000 and $156,000 for the nine months ended September 30, 2007 and 2006, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the nine months ended September 30, 2007 and 2006 are construction management services provided by an affiliate of the Managing General Partner of approximately $51,000 and $73,000, respectively.

The Partnership Agreement provides for a fee equal to 10% of "Net cash from operations," as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services.  There were no such fees earned by the Managing General Partner for the nine months ended September 30, 2007 and 2006.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2007 and 2006, the Partnership was charged by AIMCO and its affiliates approximately $173,000 and $113,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C – Additional Financing

On August 31, 2007, the Partnership obtained an additional mortgage loan in the principal amount of $7,750,000 on Deer Creek Apartments. The additional mortgage bears interest at a fixed rate of 5.83% per annum and requires monthly payments of principal and interest of approximately $46,000 beginning on October 1, 2007, through the September 1, 2015 maturity date, with a balloon payment of approximately $6,791,000 due at maturity.  If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to September 1, 2016, during which period the additional mortgage would bear interest at the one-month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing. In connection with obtaining the additional mortgage, loan costs of approximately $83,000 were capitalized and are included in other assets.

Note D – Casualty Event

In June 2007, Deer Creek Apartments incurred estimated damages of approximately $209,000 from a fire that damaged four apartment units.  During the three and nine months ended September 30, 2007, the Partnership recognized a casualty gain of approximately $38,000 as a result of the receipt of insurance proceeds of approximately $38,000.  The damaged assets were fully depreciated. The Partnership expects to receive additional proceeds to cover the damages and does not expect to record a loss from this event.

Note E – Contingencies

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2007 and 2006:

	Average Occupancy
Property	2007	2006

Deer Creek Apartments	96%	96%
Plainsboro, New Jersey
Landmark Apartments (1)	96%	90%
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

Results of Operations

The Partnership’s net income for the three and nine months ended September 30, 2007 was approximately $61,000 and $77,000, respectively, compared to net loss of approximately $20,000 and $61,000 for the three and nine months ended September 30, 2006, respectively. The increase in net income for both the three and nine months ended September 30, 2007 is due to an increase in total revenues and the recognition of a casualty gain, partially offset by an increase in total expenses. The increase in total revenues for both the three and nine months ended September 30, 2007 is due to increases in both rental and other income.  Rental income increased for both periods due to increases in the average rental rate at both of the Partnership’s investment properties and occupancy at Landmark Apartments. The increase in other income for both periods is primarily due to increases in tenant utility reimbursements at both properties and late charges at Deer Creek Apartments.

In June 2007, Deer Creek Apartments incurred estimated damages of approximately $209,000 from a fire that damaged four apartment units.  During the three and nine months ended September 30, 2007, the Partnership recognized a casualty gain of approximately $38,000 as a result of the receipt of insurance proceeds of approximately $38,000.  The damaged assets were fully depreciated. The Partnership expects to receive additional proceeds to cover the damages and does not expect to record a loss from this event.

Total expenses increased for both the three and nine months ended September 30, 2007 due to increases in operating and property tax expenses. The increase in total expenses for the three months ended September 30, 2007 was partially offset by a decrease in general and administrative expenses. The increase in total expenses for the nine months ended September 30, 2007 was partially offset by a decrease in interest expense. Depreciation expense remained relatively constant for the three and nine months ended September 30, 2007. The increase in operating expenses for both periods is primarily due to increases in insurance expense as a result of increased premiums at Landmark Apartments and salaries and related benefits, employee housing, and utility expenses at Deer Creek Apartments. Also contributing to the increase in operating expenses for the nine months ended September 30, 2007 is an increase in snow removal expense at Deer Creek Apartments. The increase in property tax expense for both periods is primarily due to an increase in the tax rate at Deer Creek Apartments. The decrease in interest expense for the nine months ended September 30, 2007 is primarily due to a decrease in loan cost amortization expense at Landmark Apartments as a result of a longer loan term and fewer loan costs capitalized associated with the new mortgage encumbering the property, partially offset by an increase in interest expense as a result of the additional financing obtained at Deer Creek Apartments in August 2007 (as discussed in “Liquidity and Capital Resources”).

The decrease in general and administrative expenses for the three months ended September 30, 2007 is primarily due to a decrease in professional expenses associated with the administration of the Partnership. Also included in general and administrative expenses for the three and nine months ended September 30, 2007 and 2006 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2007, the Partnership had cash and cash equivalents of approximately $677,000, compared to approximately $67,000 at September 30, 2006. The decrease in cash and cash equivalents of approximately $39,000, from December 31, 2006, is due to approximately $693,000 and $247,000 of cash used in investing and financing activities, respectively, partially offset by approximately $901,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received. Cash used in financing activities consisted of distributions to partners, payments of principal made on the mortgages encumbering Deer Creek Apartments and loan costs paid, partially offset by proceeds from the additional mortgage financing obtained on Deer Creek Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

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

Deer Creek Apartments

During the nine months ended September 30, 2007, the Partnership completed approximately $505,000 of capital improvements at the property, consisting primarily of water heaters, cabinet, kitchen and bathroom upgrades, appliance and floor covering replacements and construction related to the casualty discussed in “Results of Operations”.  These improvements were funded from operating cash flow and insurance proceeds.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated insurance proceeds and cash flow generated by the property.

Landmark Apartments

During the nine months ended September 30, 2007, the Partnership completed approximately $253,000 of capital improvements at the property, consisting primarily of heating and air conditioning upgrades and floor covering replacement.  These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or insurance proceeds. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.  On November 30, 2006, the Partnership obtained a mortgage in the principal amount of $8,535,000 on Landmark Apartments.  The existing mortgage with an outstanding principal amount of $7,000,000 matured on December 1, 2006 and was repaid with the proceeds of the new mortgage.  Loan costs associated with the existing mortgage were fully amortized.  The new mortgage has a fixed interest rate of 5.65% and requires monthly payments of interest beginning on January 1, 2007 until the loan matures on December 1, 2009.  In addition, the terms of the new mortgage debt require monthly escrow deposits for taxes, insurance and replacement reserves, as well as a repair reserve of approximately $477,000, funded at closing, that is maintained by the mortgage lender. The Partnership has the option to extend the maturity date for two additional years, to December 1, 2011, by meeting certain performance criteria.  In connection with obtaining the new mortgage, loan costs of approximately $117,000 were capitalized during the year ended December 31, 2006. Additional loan costs of approximately $11,000 were capitalized during the nine months ended September 30, 2007. As a condition of making the new mortgage, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage.

On August 31, 2007, the Partnership obtained an additional mortgage loan in the principal amount of $7,750,000 on Deer Creek Apartments. The additional mortgage bears interest at a fixed rate of 5.83% per annum and requires monthly payments of principal and interest of approximately $46,000 beginning on October 1, 2007, through the September 1, 2015 maturity date, with a balloon payment of approximately $6,791,000 due at maturity.  If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to September 1, 2016, during which period the additional mortgage would bear interest at the one-month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing. In connection with obtaining the additional mortgage, loan costs of approximately $83,000 were capitalized and are included in other assets.

The first and second mortgage indebtedness encumbering Deer Creek Apartments of approximately $15,818,000 requires monthly payments of principal and interest until the loans mature on September 1, 2015, with balloon payments totaling approximately $14,109,000 due at maturity.

The Partnership distributed the following amounts during the nine months ended September 30, 2007 and 2006 (in thousands, except per unit data):

	Nine Months	Per Limited	Nine Months	Per Limited
	Ended	Partnership	Ended	Partnership
	September 30,	Unit	September 30,	Unit
	2007		2006

Finance/Refinance (1)	$7,785	$77.22	$ --	$ --
Sale (2)	--	--	175	1.73
	$7,785	$77.22	$ 175	$ 1.73

(1)

From proceeds from the September 2005 and August 2007 second and third mortgages obtained on Deer Creek Apartments and the November 2006 refinancing of the mortgage encumbering Landmark Apartments.

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 71,374 limited partnership units (the "Units") in the Partnership representing 71.51% of the outstanding Units at September 30, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner.  As a result of its ownership of 71.51% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership.  Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder.  As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

ANGELES INCOME PROPERTIES, LTD. II

By: Angeles Realty Corporation II
Managing General Partner

Date: November 8, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 8, 2007	By: /s/Stephen B. Waters
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

10.36

Multifamily Note dated August 31, 2007 between Angeles Income Properties, Ltd. II, a California limited partnership, and Capmark Bank, a Utah industrial bank, incorporated by reference to the Current Report on Form 8-K dated August 31, 2007.

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