Form 10KSB
period 2007-12-31
ANGELES INCOME PROPERTIES LTD II
filed 2008-03-26
CIK 711642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [X]

State issuer's revenues for its most recent fiscal year.   $6,104,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2007.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors that are beyond the Partnership’s control including, without limitation: natural disasters such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s properties and interpretations of those regulations; the competitive environment in which the Partnership operates; financing risks, including the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risks; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership.   Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1 of this Annual Report and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

The Partnership, through its public offering of Limited Partnership Units, sold 100,000 units aggregating $50,000,000.  The General Partners contributed capital in the amount of $1,000 for a 1% interest in the Partnership. The Partnership was formed for the purpose of acquiring fee and other forms of equity interests in various types of real estate property.  The Partnership presently owns and operates two apartment properties at December 31, 2007. (See “Item 2. Description of Properties”). Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions.

The Partnership has no employees.  Management and administrative services are provided by the Managing General Partner and by agents retained by the Managing General Partner. An affiliate of the Managing General Partner provided such property management services for the residential properties for the years ended December 31, 2007 and 2006.

Risk Factors

The risk factors noted in this section and other factors noted throughout this Report describe certain risks and uncertainties that could cause the Partnership’s actual results to differ materially from those contained in any forward-looking statement.

Failure to generate sufficient net operating income may limit the Partnership’s ability to pay distributions.

The Partnership’s ability to make distributions to its investors depends on its ability to generate net operating income in excess of required debt payments and capital expenditure requirements. Net operating income may be adversely affected by events or conditions beyond the Partnership’s control, including:

•

the general economic climate;

•

competition from other apartment communities and other housing options;

•

local conditions, such as loss of jobs or an increase in the supply of apartments, that might adversely affect apartment occupancy or rental rates;

•

changes in governmental regulations and the related cost of compliance;

•

increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents;

•

changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multifamily housing; and

•

changes in interest rates and the availability of financing.

The Partnership’s existing and future debt financing could render it unable to operate, result in foreclosure on its properties or prevent it from making distributions on its equity.

The Partnership’s strategy is generally to incur debt to increase the return on its equity while maintaining acceptable interest coverage ratios. Payments of principal and interest may leave the Partnership with insufficient cash resources to operate its properties or pay distributions.  The Partnership is also subject to the risk that its cash flow from operations will be insufficient to make required payments of principal and interest, and the risk that existing indebtedness may not be refinanced or that the terms of any refinancing will not be as favorable as the terms of existing indebtedness. If the Partnership fails to make required payments of principal and interest on secured debt, its lenders could foreclose on the properties securing such debt, which would result in loss of income and asset value to the Partnership.

Competition could limit the Partnership’s ability to lease apartments or increase or maintain rents.

The Partnership’s apartment properties compete for residents with other housing alternatives, including other rental apartments, condominiums and single-family homes that are available for rent, as well as new and existing condominiums and single-family homes for sale. Competitive residential housing in such market area could adversely affect the Partnership’s ability to lease apartments and to increase or maintain rental rates.

Laws benefiting disabled persons may result in the Partnership’s incurrence of unanticipated expenses.

Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990, to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership’s properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Partnership believes that its properties are substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

Potential liability or other expenditures associated with potential environmental contamination may be costly.

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

Moisture infiltration and resulting mold remediation may be costly.

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

Item 2.

Description of Properties

The following table sets forth the Partnership's investment in properties:

Date of
Property	Purchase	Type of Ownership	Use

Deer Creek Apartments	09/28/83	Fee ownership subject to	Apartments
Plainsboro, NJ		first, second and third	288 units
mortgages

Landmark Apartments	12/16/83	Fee ownership subject to	Apartments
Raleigh, NC		a first mortgage	292 units

Schedule of Properties

Set forth below for each of the Partnership’s properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

	Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)
Deer Creek
Apartments	$16,461	$12,544	5-30 yrs	S/L	$4,988
Landmark
Apartments	15,425	12,966	5-30 yrs	S/L	2,905
	$31,886	$25,510			$7,893

See "Note A – Organization and Summary of Significant Accounting Policies" to the financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership’s properties.

	Principal				Principal
	Balance At				Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2007	Rate (1)	Amortized	Date	Maturity (5)
	(in thousands)				(in thousands)
Deer Creek Apartments
1st mortgage	$12,094	7.68%	30 yrs	09/2015	$10,946
2nd mortgage	3,683	5.32%	30 yrs	09/2015	3,163
3rd mortgage (3)	7,726	5.83%	30 yrs	09/2015	6,791

Landmark Apartments
1st mortgage (4)	8,535	5.65%	(2)	12/2009	8,535
	$32,038				$29,435

(1)

Fixed rate mortgages.

(2)

Interest only payments.

(3)

On August 31, 2007, the Partnership obtained an additional mortgage loan in the principal amount of $7,750,000 on Deer Creek Apartments. The additional mortgage bears interest at a fixed rate of 5.83% per annum and requires monthly payments of principal and interest of approximately $46,000 beginning on October 1, 2007, through the September 1, 2015 maturity date, with a balloon payment of approximately $6,791,000 due at maturity.  If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to September 1, 2016, during which period the additional mortgage would bear interest at the one-month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing. In connection with obtaining the additional mortgage, loan costs of approximately $95,000 were capitalized.

(4)

On November 30, 2006, the Partnership obtained a new mortgage in the principal amount of $8,535,000 on Landmark Apartments.  The existing mortgage with an outstanding principal amount of $7,000,000 matured on December 1, 2006 and was repaid with proceeds from the new mortgage loan.  Loan costs associated with the existing mortgage were fully amortized.  The new mortgage has a fixed interest rate of 5.65% and requires monthly payments of interest beginning on January 1, 2007 until the loan matures on December 1, 2009.  In addition, the terms of the new mortgage debt require monthly escrow deposits for taxes, insurance and replacement reserves, as well as a repair reserve of approximately $477,000 that is maintained by the mortgage lender. The Partnership has the option to extend the maturity date for two additional years, to December 1, 2011, by meeting certain performance criteria.  In connection with obtaining the new mortgage, loan costs of approximately $128,000 were capitalized.   As a condition of making the new mortgage, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage.

(5)

See “Note B – Mortgage Notes Payable” to the financial statements included in "Item 7. Financial Statements" for information with respect to the Partnership's ability to prepay these loans and other specific details about the loans.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2007 and 2006 for each property were as follows:

	Average Annual		Average Annual
	Rental Rates		Occupancy
	(per unit)
Property	2007	2006	2007	2006
Deer Creek Apartments	$12,702	$11,952	96%	96%
Landmark Apartments (1)	7,679	7,375	96%	91%

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2007 for each property were as follows:

	2007	2007
	Billing	Rate
	(in thousands)

Deer Creek Apartments	$ 405	2.11%
Landmark Apartments	159	1.16%

Capital Improvements

Deer Creek Apartments

During the year ended December 31, 2007, the Partnership completed approximately $811,000 of capital improvements at the property, consisting primarily of water heaters, cabinet, kitchen and bathroom upgrades, appliance and floor covering replacements and construction related to the casualty discussed in “Item 6. Management’s Discussion and Analysis or Plan of Operation – Results of Operations”. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Landmark Apartments

During the year ended December 31, 2007, the Partnership completed approximately $379,000 of capital improvements at the property, consisting primarily of heating and air conditioning upgrades and floor covering replacement.  These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing. Appellant has until April 1, 2008 to file a Petition for Review with the California Supreme Court.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

Item 4.

Submission of Matters to a Vote of Security Holders

The unitholders of the Partnership did not vote on any matter through solicitation of proxies or otherwise during the quarter ended December 31, 2007.

PART II

Item 5.

Market for the Partnership's Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, offered and sold 100,000 limited partnership units (the “Units”) aggregating $50,000,000. At December 31, 2007, the Partnership had 1,162 holders of record owning an aggregate of 99,804 Units. Affiliates of the Managing General Partner owned 71,374 Units or 71.51% at December 31, 2007. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2007 and 2006 (in thousands, except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2007	Unit	2006	Unit
Finance/Refinance (1)	$ 7,785	$ 77.22	$ 356	$ 3.53
Sale (2)	--	--	784	7.78
	$ 7,785	$ 77.22	$1,140	$11.31

(1)

From proceeds from the September 2005 and August 2007 second and third mortgages obtained on Deer Creek Apartments and the November 2006 refinancing of the mortgage encumbering Landmark Apartments.

(2)

From proceeds from the March 2004 sale of Georgetown Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in 2008 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 71,374 Units in the Partnership representing 71.51% of the outstanding Units at December 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 71.51% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership’s net income for the year ended December 31, 2007 was approximately $46,000, compared to net loss of approximately $30,000 for the year ended December 31, 2006.  The increase in net income is due to an increase in total revenues and the recognition of a casualty gain during 2007, partially offset by an increase in total expenses.  Total revenues increased due to increases in both rental and other income.  Rental income increased primarily due to increases in the average rental rate at both of the Partnership’s investment properties and occupancy at Landmark Apartments. Other income increased primarily due to increases in tenant utility reimbursements and lease cancellation fees at both properties and interest income as a result of higher average cash balances maintained in interest bearing accounts.

In June 2007, Deer Creek Apartments incurred damages of approximately $195,000 from a fire that damaged four apartment units.  During the year ended December 31, 2007, the Partnership recognized a casualty gain of approximately $164,000 as a result of the receipt of insurance proceeds of approximately $164,000.  The damaged assets were fully depreciated.

Total expenses increased due to increases in operating, general and administrative, interest and property tax expenses. Depreciation expense remained relatively constant for the comparable periods. The increase in operating expenses is primarily due to increases in payroll related expenses at both of the Partnership’s investment properties, insurance expense as a result of increased premiums at Landmark Apartments and clean up expenses related to the June 2007 fire at Deer Creek Apartments. The increase in interest expense is primarily a result of the additional financing obtained on Deer Creek Apartments in August 2007 (as discussed in “Liquidity and Capital Resources”) partially offset by a decrease in loan cost amortization expense at Landmark Apartments as a result of a longer loan term and fewer loan costs capitalized associated with the new mortgage encumbering the property. The increase in property tax expense is primarily due to an increase in the tax rate at both properties. The increase in general and administrative expenses is primarily due to an increase in New Jersey partnership tax expenses.  Also included in general and administrative expenses for the years ended December 31, 2007 and 2006 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At December 31, 2007, the Partnership had cash and cash equivalents of approximately $527,000, compared to approximately $716,000 at December 31, 2006. The decrease in cash and cash equivalents of approximately $189,000 is due to approximately $963,000 and $324,000 of cash used in investing and financing activities, respectively, partially offset by approximately $1,098,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received. Cash used in financing activities consisted of distributions to partners, payments of principal made on the mortgages encumbering Deer Creek Apartments and loan costs paid, partially offset by proceeds from the additional mortgage financing obtained on Deer Creek Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. The Partnership regularly evaluates the capital improvement needs of the properties. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties. Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.  On November 30, 2006, the Partnership obtained a mortgage in the principal amount of $8,535,000 on Landmark Apartments.  The existing mortgage with an outstanding principal amount of $7,000,000 matured on December 1, 2006 and was repaid with the proceeds of the new mortgage.  Loan costs associated with the existing mortgage were fully amortized.  The new mortgage has a fixed interest rate of 5.65% and requires monthly payments of interest beginning on January 1, 2007 until the loan matures on December 1, 2009.  In addition, the terms of the new mortgage debt require monthly escrow deposits for taxes, insurance and replacement reserves, as well as a repair reserve of approximately $477,000, funded at closing, that is maintained by the mortgage lender. The Partnership has the option to extend the maturity date for two additional years, to December 1, 2011, by meeting certain performance criteria.  In connection with obtaining the new mortgage, loan costs of approximately $117,000 were capitalized during the year ended December 31, 2006. Additional loan costs of approximately $11,000 were capitalized during the year ended December 31, 2007 and are included in other assets on the balance sheet included in “Item 7. Financial Statements”. As a condition of making the new mortgage, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage.

On August 31, 2007, the Partnership obtained an additional mortgage loan in the principal amount of $7,750,000 on Deer Creek Apartments. The additional mortgage bears interest at a fixed rate of 5.83% per annum and requires monthly payments of principal and interest of approximately $46,000 beginning on October 1, 2007, through the September 1, 2015 maturity date, with a balloon payment of approximately $6,791,000 due at maturity.  If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to September 1, 2016, during which period the additional mortgage would bear interest at the one-month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing. In connection with obtaining the additional mortgage, loan costs of approximately $95,000 were capitalized and are included in other assets on the balance sheet included in “Item 7. Financial Statements”.

The first and second mortgage indebtedness encumbering Deer Creek Apartments of approximately $15,777,000 requires monthly payments of principal and interest until the loans mature on September 1, 2015, with balloon payments totaling approximately $14,109,000 due at maturity.

The Partnership distributed the following amounts during the years ended December 31, 2007 and 2006 (in thousands, except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2007	Unit	2006	Unit
Finance/Refinance (1)	$ 7,785	$ 77.22	$ 356	$ 3.53
Sale (2)	--	--	784	7.78
	$ 7,785	$ 77.22	$1,140	$11.31

(1)

From proceeds from the September 2005 and August 2007 second and third mortgages obtained on Deer Creek Apartments and the November 2006 refinancing of the mortgage encumbering Landmark Apartments.

(2)

From proceeds from the March 2004 sale of Georgetown Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in 2008 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 71,374 Units in the Partnership representing 71.51% of the outstanding Units at December 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 71.51% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Financial Statements

ANGELES INCOME PROPERTIES, LTD. II

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheet - December 31, 2007

Statements of Operations - Years ended December 31, 2007 and 2006

Statements of Changes in Partners' Deficit - Years ended December 31, 2007 and 2006

Statements of Cash Flows - Years ended December 31, 2007 and 2006

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Angeles Income Properties, Ltd. II

We have audited the accompanying balance sheet of Angeles Income Properties, Ltd. II as of December 31, 2007, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Angeles Income Properties, Ltd. II at December 31, 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 20, 2008

ANGELES INCOME PROPERTIES, LTD. II

BALANCE SHEET

(in thousands, except unit data)

December 31, 2007

Assets
Cash and cash equivalents		$ 527
Receivables and deposits		225
Restricted escrow		477
Other assets		556
Investment properties (Notes B and E):
Land	$ 1,691
Buildings and related personal property	30,195
	31,886
Less accumulated depreciation	(25,510)	6,376
		$ 8,161
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 204
Tenant security deposit liabilities		192
Other liabilities		390
Mortgage notes payable (Note B)		32,038

Partners' Deficit
General partners	$ (685)
Limited partners (99,804 units issued and
outstanding)	(23,978)	(24,663)
		$ 8,161

See Accompanying Notes to Financial Statements

ANGELES INCOME PROPERTIES, LTD. II

STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Years Ended
	December 31,
	2007	2006
Revenues:
Rental income	$ 5,554	$ 5,153
Other income	550	490
Total revenues	6,104	5,643

Expenses:
Operating	2,523	2,096
General and administrative	299	268
Depreciation	963	954
Interest	1,872	1,808
Property taxes	565	547
Total expenses	6,222	5,673

Casualty gain (Note F)	164	--

Net income (loss) (Note C)	$ 46	$ (30)

Net income (loss) allocated to general partners (1%)	$ --	$ --
Net income (loss) allocated to limited partners (99%)	46	(30)
	$ 46	$ (30)
Net income (loss) per limited partnership unit	$ 0.46	$ (0.30)

Distributions per limited partnership unit	$ 77.22	$ 11.31

See Accompanying Notes to Financial Statements

ANGELES INCOME PROPERTIES, LTD. II

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	100,000	$ 1	$ 50,000	$ 50,001

Partners' deficit at
December 31, 2005	99,804	$ (596)	$(15,158)	$(15,754)

Distributions to partners	--	(11)	(1,129)	(1,140)

Net loss for the year ended
December 31, 2006	--	--	(30)	(30)

Partners' deficit at
December 31, 2006	99,804	(607)	(16,317)	(16,924)

Distributions to partners	--	(78)	(7,707)	(7,785)

Net income for the year ended
December 31, 2007	--	--	46	46

Partners' deficit at
December 31, 2007	99,804	$ (685)	$(23,978)	$(24,663)

See Accompanying Notes to Financial Statements

ANGELES INCOME PROPERTIES, LTD. II

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$ 46	$ (30)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	963	954
Amortization of loan costs	83	132
Casualty gain	(164)	--
Change in accounts:
Receivables and deposits	2	26
Other assets	(4)	19
Accounts payable	49	27
Tenant security deposit liabilities	34	(7)
Other liabilities	89	20
Net cash provided by operating activities	1,098	1,141

Cash flows from investing activities:
Property improvements and replacements	(1,127)	(1,215)
Insurance proceeds received	164	--
Net withdrawals from restricted escrows	--	62
Net cash used in investing activities	(963)	(1,153)

Cash flows from financing activities:
Payments on mortgage notes payable	(183)	(149)
Proceeds from mortgage notes payable	7,750	8,535
Repayment of mortgage note payable	--	(7,000)
Repayment of advance from affiliate	--	(35)
Advance from affiliate	--	35
Loan costs paid	(106)	(117)
Distributions to partners	(7,785)	(1,140)
Net cash (used in) provided by financing activities	(324)	129

Net (decrease) increase in cash and cash equivalents	(189)	117
Cash and cash equivalents at beginning of year	716	599
Cash and cash equivalents at end of year	$ 527	$ 716
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,749	$ 1,680
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in accounts
payable	$ 87	$ 24

At December 31, 2005, approximately $96,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the year ended December 31, 2006.

See Accompanying Notes to Financial Statements

ANGELES INCOME PROPERTIES, LTD. II

Notes to Financial Statements

December 31, 2007

Note A - Organization and Summary of Significant Accounting Policies

Organization: Angeles Income Properties, Ltd. II (the "Partnership" or "Registrant") is a California limited partnership organized on October 12, 1982 to acquire and operate residential and commercial real estate properties. The Partnership's managing general partner responsible for management of the Partnership's business is Angeles Realty Corporation II ("ARC II" or the “Managing General Partner”). ARC II is wholly-owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The non-managing general partner is AIMCO Properties, L.P. (an affiliate of AIMCO). The Managing General Partner and the non-managing general partner are herein collectively referred to as the "General Partners".  The Partnership Agreement provides that the Partnership is to terminate on December 31, 2037 unless terminated prior to such date. As of December 31, 2007, the Partnership operated two residential properties located in New Jersey and North Carolina.

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

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $427,000 at December 31, 2007 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits: The Partnership requires security deposits from all apartment lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates the apartment provided the tenant has not damaged the space and is current on rental payments.

Investment Properties: Investment properties consists of two apartment complexes and are stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes, and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level. The Partnership did not capitalize interest, property taxes or other operating costs during the years ended December 31, 2007 and 2006. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2007 and 2006.

Deferred Costs: At December 31, 2007, loan costs of approximately $720,000 less accumulated amortization of approximately $262,000 are included in other assets on the balance sheet and are being amortized over the terms of the related loan agreements. Amortization expense of approximately $83,000 and $132,000 is included in interest expense on the accompanying statements of operations for the years ended December 31, 2007 and 2006, respectively. Amortization expense is expected to be approximately $91,000 for 2008, approximately $87,000 for 2009 and approximately $48,000 for each of the years 2010, 2011 and 2012.

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

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term long-term debt. The fair value of the Partnership’s long term debt at the Partnership’s incremental borrowing rate is approximately $33,454,000.

Restricted Escrow: A replacement reserve account is maintained for Landmark Apartments, which was established in connection with the November 2006 refinancing of the mortgage encumbering the property. The balance of this account at December 31, 2007 is approximately $477,000.

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

Advertising: The Partnership expenses the cost of advertising as incurred.  Advertising costs of approximately $79,000 and $88,000 for the years ended December 31, 2007 and 2006, respectively, were charged to operating expense.

Recent Accounting Pronouncements: In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership is in the process of implementing SFAS No. 157; however, it has not completed its evaluation and thus has not yet determined the effect that SFAS No. 157 will have on the Partnership’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership adopted SFAS No. 159 on January 1, 2008, and at that time did not elect the fair value option for any of its financial instruments or other items within the scope of SFAS No. 159.

In June 2007, the American Institute of Certified Public Accountants (the “AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  In February 2008, the FASB issued FASB Staff Position SOP 07-1-1 that indefinitely defers the effective date of SOP 07-1.

Note B - Mortgage Notes Payable

	Principal	Monthly			Principal
	Balance At	Payment	Stated		Balance
	December 31,	Including	Interest	Maturity	Due At
Property	2007	Interest	Rate	Date	Maturity
	(in thousands)				(in thousands)
Deer Creek Apartments
1st mortgage	$12,094	$ 88	7.68% (1)	09/2015	$10,946
2nd mortgage	3,683	21	5.32% (1)	09/2015	3,163
3rd mortgage	7,726	46	5.83% (1)	09/2015	6,791
Landmark Apartments
1st mortgage	8,535	40	5.65% (1)	12/2009	8,535
	$32,038	$ 195			$29,435

(1)

Fixed rate mortgage.

On August 31, 2007, the Partnership obtained an additional mortgage loan in the principal amount of $7,750,000 on Deer Creek Apartments. The additional mortgage bears interest at a fixed rate of 5.83% per annum and requires monthly payments of principal and interest of approximately $46,000 beginning on October 1, 2007, through the September 1, 2015 maturity date, with a balloon payment of approximately $6,791,000 due at maturity.  If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to September 1, 2016, during which period the additional mortgage would bear interest at the one-month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing. In connection with obtaining the additional mortgage, loan costs of approximately $95,000 were capitalized and are included in other assets.

On November 30, 2006, the Partnership obtained a new mortgage in the principal amount of $8,535,000 on Landmark Apartments. The existing mortgage with an outstanding principal amount of $7,000,000 matured on December 1, 2006 and was repaid with proceeds from the new mortgage loan.  Loan costs associated with the existing mortgage were fully amortized.  The new mortgage has a fixed interest rate of 5.65% and requires monthly payments of interest beginning on January 1, 2007 until the loan matures on December 1, 2009.  In addition, the terms of the new mortgage debt require monthly escrow deposits for taxes, insurance and replacement reserves, as well as a repair reserve of approximately $477,000 that is maintained by the mortgage lender. The Partnership has the option to extend the maturity date for two additional years, to December 1, 2011, by meeting certain performance criteria. In connection with obtaining the new mortgage, loan costs of approximately $117,000 were capitalized during the year ended December 31, 2006. Additional loan costs of approximately $11,000 were capitalized during the year ended December 31, 2007 and are included in other assets. As a condition of making the new mortgage, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage.

The mortgage notes payable are nonrecourse and are secured by a pledge of the Partnership’s rental properties and by a pledge of revenues from the respective rental properties. The mortgage notes payable include prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 2007 are as follows (in thousands):

2008	$ 268
2009	8,824
2010	308
2011	329
2012	349
Thereafter	21,960
$32,038

Note C - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income (loss) and Federal taxable income (loss) (in thousands, except per unit data):

	2007	2006

Net income (loss) as reported	$ 46	$ (30)
Add (deduct):
Depreciation differences	19	10
Unearned income	30	34
Other	(70)	(38)
Federal taxable income (loss)	$ 25	$ (24)
Federal taxable income (loss) per
limited partnership unit	$ 0.25	$ (0.24)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

Net liabilities as reported	$(24,663)
Land and buildings	2,272
Accumulated depreciation	(755)
Syndication and distribution costs	6,148
Unearned income	89
Other	23
Net liabilities - Federal tax basis	$(16,886)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $300,000 and $279,000 for the years ended December 31, 2007 and 2006, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $206,000 and $226,000 for the years ended December 31, 2007 and 2006, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the years ended December 31, 2007 and 2006 are construction management services provided by an affiliate of the Managing General Partner of approximately $81,000 and $114,000, respectively.

The Partnership Agreement provides for a fee equal to 10% of "Net cash from operations," as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. As the criteria were not met, there were no such fees earned by the Managing General Partner for the years ended December 31, 2007 and 2006.

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

In accordance with the Partnership Agreement, during the year ended December 31, 2006, AIMCO Properties, L.P., an affiliate of the Managing General Partner advanced the Partnership approximately $35,000 to fund operating expenses at the Partnership’s investment properties. This advance bore interest at the prime rate plus 2%. Interest expense was less than $1,000 for the year ended December 31, 2006.  During the year ended December 31, 2006, the Partnership repaid the advance and associated accrued interest from proceeds from the refinancing of the mortgage encumbering Landmark Apartments (as discussed in Note B). There were no such advances made during the year ended December 31, 2007. At December 31, 2007, there were no outstanding advances or associated accrued interest due to affiliates of the Managing General Partner.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2007 and 2006, the Partnership was charged by AIMCO and its affiliates approximately $167,000 and $113,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 71,374 limited partnership units (the “Units”) in the Partnership representing 71.51% of the outstanding Units at December 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 71.51% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note E – Investment Properties and Accumulated Depreciation

		Initial Cost
		To Partnership
		(in thousands)
			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)
Deer Creek Apartments	$23,503	$ 953	$ 8,863	$ 6,645
Landmark Apartments	8,535	738	9,885	4,802
Totals	$32,038	$ 1,691	$18,748	$11,447

	Gross Amount At Which Carried
	At December 31, 2007
	(in thousands)
		Buildings
		And Related
		Personal		Accumulated	Date	Depreciable
Description	Land	Property	Total	Depreciation	Acquired	Life
				(in thousands)
Deer Creek Apartments	$ 953	$15,508	$16,461	$12,544	09/28/83	5-30 yrs
Landmark Apartments	738	14,687	15,425	12,966	12/16/83	5-30 yrs
Totals	$1,691	$30,195	$31,886	$25,510

Reconciliation of "investment properties and accumulated depreciation":

	Years Ended December 31,
	2007	2006
	(in thousands)
Investment Properties
Balance at beginning of year	$30,803	$29,660
Property improvements and replacements	1,190	1,143
Disposal of property	(107)	--
Balance at end of year	$31,886	$30,803

Accumulated Depreciation
Balance at beginning of year	$24,654	$23,700
Additions charged to expense	963	954
Disposal of property	(107)	--
Balance at end of year	$25,510	$24,654

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2007 and 2006 is approximately $34,158,000 and $33,091,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2007 and 2006 is approximately $26,265,000 and $25,321,000, respectively.

Note F – Casualty Event

In June 2007, Deer Creek Apartments incurred damages of approximately $195,000 from a fire that damaged four apartment units.  During the year ended December 31, 2007, the Partnership recognized a casualty gain of approximately $164,000 as a result of the receipt of insurance proceeds of approximately $164,000.  The damaged assets were fully depreciated.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing. Appellant has until April 1, 2008 to file a Petition for Review with the California Supreme Court.

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

ITEM 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.

Controls and Procedures

(a)

Disclosure Controls and Procedures

The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the principal executive and principal financial officers of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, and effected by the Partnership’s management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Partnership’s management; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2007.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2007, the Partnership’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

(b)

Changes in Internal Control Over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8B.

Other Information

None.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The names of the directors and officers of Angeles Realty Corporation II (“ARC II” or the “Managing General Partner”), the Managing General Partner of Angeles Income Properties, Ltd. II (the “Partnership” or “Registrant”) as of December 31, 2007, their ages and the nature of all positions with ARC II presently held by them are as follows:

Name	Age	Position

Martha L. Long	48	Director and Senior Vice President
Harry G. Alcock	45	Director and Executive Vice President
Timothy Beaudin	49	Executive Vice President and Chief Development
		Officer
Lisa R. Cohn	39	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	44	Executive Vice President – Securities and Debt;
		Treasurer
Thomas M. Herzog	45	Executive Vice President and Chief
		Financial Officer
Scott W. Fordham	40	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	46	Vice President

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

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as a Senior Vice President from October 1997 to October 1999. Mr. Alcock focuses on transactions related to AIMCO’s portfolio of properties in the western portion of the United States.

Timothy Beaudin was appointed Executive Vice President and Chief Development Officer of the Managing General Partner and AIMCO in October 2005.  Prior to this time, beginning in 1995, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

Lisa R. Cohn was appointed Executive Vice President, General Counsel and Secretary of the Managing General Partner and AIMCO in December 2007.  From January 2004 to December 2007, Ms. Cohn served as Senior Vice President and Assistant General Counsel of AIMCO.  Ms. Cohn joined AIMCO in July 2002 as Vice President and Assistant General Counsel.  Prior to joining AIMCO, Ms. Cohn was in private practice with the law firm of Hogan and Hartson LLP.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Managing General Partner in February 2004 and of AIMCO in February 2003.  Ms. Fielding was appointed Treasurer of AIMCO and the Managing General Partner in January 2005.  Ms. Fielding is responsible for debt financing and the treasury department.  Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003.  Ms. Fielding joined AIMCO in February 1997 as a Vice President.

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

Scott W. Fordham was appointed Senior Vice President and Chief Accounting Officer in January 2007 of the Managing General Partner and AIMCO. Prior to joining AIMCO, Mr. Fordham served as Vice President and Chief Accounting Officer of Brandywine Realty Trust from January 2006 through December 2006. Prior to the merger of Prentiss Properties Trust with Brandywine Realty Trust, Mr. Fordham served as Senior Vice President and Chief Accounting Officer of Prentiss Properties Trust and was in charge of the corporate accounting and financial reporting groups. Prior to joining Prentiss Properties Trust in 1992, Mr. Fordham worked in public accounting with PricewaterhouseCoopers LLP.

Stephen B. Waters was appointed Vice President of the Managing General Partner and AIMCO in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as the principal financial officer of the Managing General Partner.

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

Item 10.

Executive Compensation

No remuneration was paid by the Partnership to any director or officer of the Managing General Partner during the year ended December 31, 2007.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units (the “Units”) of the Registrant as of December 31, 2007.

Entity	Number of Units	Percentage

Cooper River Properties, LLC
(an affiliate of AIMCO)	5,864	5.88%
AIMCO IPLP, L.P.
(an affiliate of AIMCO)	3,990	4.00%
Broad River Properties, LLC
(an affiliate of AIMCO)	8,908	8.92%
AIMCO Properties, L.P.
(an affiliate of AIMCO)	52,612	52.71%

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

Affiliates of the Managing General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $300,000 and $279,000 for the years ended December 31, 2007 and 2006, respectively, which are included in operating expenses on the statements of operations included in “Item 7. Financial Statements”.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $206,000 and $226,000 for the years ended December 31, 2007 and 2006, respectively, which is included in general and administrative expenses and investment properties on the financial statements included in “Item 7. Financial Statements”. The portion of these reimbursements included in investment properties for the years ended December 31, 2007 and 2006 are construction management services provided by an affiliate of the Managing General Partner of approximately $81,000 and $114,000, respectively.

The Partnership Agreement provides for a fee equal to 10% of "Net cash from operations," as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. As the criteria were not met, there were no such fees earned by the Managing General Partner for the years ended December 31, 2007 and 2006.

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

In accordance with the Partnership Agreement, during the year ended December 31, 2006, AIMCO Properties, L.P., an affiliate of the Managing General Partner advanced the Partnership approximately $35,000 to fund operating expenses at the Partnership’s investment properties. This advance bore interest at the prime rate plus 2%. Interest expense was less than $1,000 for the year ended December 31, 2006.  During the year ended December 31, 2006, the Partnership repaid the advance and associated accrued interest from proceeds from the refinancing of the mortgage encumbering Landmark Apartments. There were no such advances made during the year ended December 31, 2007.  At December 31, 2007, there were no outstanding advances or associated accrued interest due to affiliates of the Managing General Partner.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2007 and 2006, the Partnership was charged by AIMCO and its affiliates approximately $167,000 and $113,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 71,374 Units in the Partnership representing 71.51% of the outstanding Units at December 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 71.51% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Neither of the Managing General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2008. The aggregate fees billed for services rendered by Ernst & Young LLP during the years ended December 31, 2007 and 2006 are described below.

Audit Fees. Fees for audit services totaled approximately $41,000 and $39,000 for 2007 and 2006, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $9,000 for each of the years 2007 and 2006.

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

Date: March 25, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 25, 2008
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 25, 2008
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 25, 2008
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