Form 10-Q
period 2008-03-31
ANGELES INCOME PROPERTIES LTD II
filed 2008-05-13
CIK 711642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

(864) 239-1000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X] No

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

ANGELES INCOME PROPERTIES, LTD. II

BALANCE SHEETS

 (in thousands, except unit data)

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 179	$ 527
Receivables and deposits	250	225
Restricted escrow	477	477
Other assets	642	556
Investment properties:
Land	1,691	1,691
Buildings and related personal property	30,605	30,195
	32,296	31,886
Less accumulated depreciation	(25,773)	(25,510)
	6,523	6,376
	$ 8,071	$ 8,161

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 160	$ 204
Tenant security deposit liabilities	201	192
Accrued property taxes	40	--
Other liabilities	345	390
Mortgage notes payable	31,971	32,038
	32,717	32,824

Partners' Deficit
General partners	(685)	(685)
Limited partners (99,804 units issued and
outstanding)	(23,961)	(23,978)
	(24,646)	(24,663)
	$ 8,071	$ 8,161

Note:

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

ANGELES INCOME PROPERTIES, LTD. II

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2008	2007

Revenues:
Rental income	$ 1,480	$ 1,341
Other income	125	117
Total revenues	1,605	1,458

Expenses:
Operating	603	631
General and administrative	71	65
Depreciation	269	229
Interest	537	426
Property taxes	141	137
Total expenses	1,621	1,488

Casualty gain (Note C)	33	--

Net income (loss)	$ 17	$ (30)

Net income (loss) allocated to general partners (1%)	$ --	$ --

Net income (loss) allocated to limited partners (99%)	17	(30)

	$ 17	$ (30)

Net income (loss) per limited partnership unit	$ 0.17	$ (0.30)

See Accompanying Notes to Financial Statements

ANGELES INCOME PROPERTIES, LTD. II

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	100,000	$ 1	$ 50,000	$ 50,001

Partners' deficit at
December 31, 2007	99,804	$ (685)	$(23,978)	$(24,663)

Net income for the three months
ended March 31, 2008	--	--	17	17

Partners' deficit at
March 31, 2008	99,804	$ (685)	$(23,961)	$(24,646)

See Accompanying Notes to Financial Statements

ANGELES INCOME PROPERTIES, LTD. II

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$ 17	$ (30)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	269	229
Amortization of loan costs	23	19
Casualty gain	(33)	--
Change in accounts:
Receivables and deposits	(25)	--
Other assets	(109)	(142)
Accounts payable	(11)	161
Tenant security deposit liabilities	9	11
Accrued property taxes	40	38
Other liabilities	(45)	(53)
Net cash provided by operating activities	135	233

Cash flows from investing activities:
Property improvements and replacements	(449)	(150)
Insurance proceeds received	33	--
Net cash used in investing activities	(416)	(150)

Cash flows from financing activities:
Payments on mortgage notes payable	(67)	(42)
Loan costs paid	--	(11)
Net cash used in financing activities	(67)	(53)

Net (decrease) increase in cash and cash equivalents	(348)	30
Cash and cash equivalents at beginning of period	527	716
Cash and cash equivalents at end of period	$ 179	$ 746

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 516	$ 404
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in accounts
payable	$ 54	$ 38

At December 31, 2007 and 2006, approximately $87,000 and $24,000, respectively, of property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the three months ended March 31, 2008 and 2007, respectively.

See Accompanying Notes to Financial Statements

ANGELES INCOME PROPERTIES, LTD. II

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of Angeles Income Properties, Ltd. II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), which is wholly-owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards ("SFAS") No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership adopted the provisions of SFAS No. 157 during the three months ended March 31, 2008, and at that time determined no transition adjustment was required.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from both of the Partnership’s properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $78,000 and $72,000 for the three months ended March 31, 2008 and 2007, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $55,000 and $53,000 for the three months ended March 31, 2008 and 2007, respectively, which are included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the three months ended March 31, 2008 and 2007 are construction management services provided by an affiliate of the Managing General Partner of approximately $29,000 and $18,000, respectively.

The Partnership Agreement provides for a fee equal to 10% of "Net cash from operations," as defined in the Partnership Agreement, to be paid to the Managing General Partner for executive and administrative management services.  The Managing General Partner earned a fee of approximately $3,000 for the three months ended March 31, 2007, which was included in general and administrative expenses. There was no such fee earned by the Managing General Partner for the three months ended March 31, 2008. At March 31, 2008 and December 31, 2007, there were no outstanding fees owed to the Managing General Partner.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2008, the Partnership was charged by AIMCO and its affiliates approximately $93,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $167,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

Note C – Casualty Event

In June 2007, Deer Creek Apartments incurred damages of approximately $215,000 from a fire that damaged four apartment units.  During the fourth quarter of 2007, the Partnership recognized a casualty gain of approximately $164,000 as a result of the receipt of insurance proceeds of approximately $164,000.  The Partnership recognized an additional gain of approximately $33,000 during the three months ended March 31, 2008 as a result of the receipt of additional insurance proceeds of approximately $33,000.  The damaged assets were fully depreciated.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing. Appellant has filed a Petition for Review with the California Supreme Court.  The matter has been submitted and the parties are awaiting a decision by the California Supreme Court regarding whether or not it will accept the matter for review.

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

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors that are beyond the Partnership’s control including, without limitation: natural disasters such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s properties and interpretations of those regulations; the competitive environment in which the Partnership operates; financing risks, including the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risks; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership.   Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2008 and 2007:

	Average Occupancy
Property	2008	2007

Deer Creek Apartments	97%	97%
Plainsboro, New Jersey
Landmark Apartments	96%	95%
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

Results of Operations

The Partnership recognized net income of approximately $17,000 for the three months ended March 31, 2008, compared to a net loss of approximately $30,000 for the three months ended March 31, 2007.  The increase in net income is due to an increase in total revenues and the recognition of a casualty gain during 2008, partially offset by an increase in total expenses. The increase in total revenues is primarily due to an increase in rental income.  Rental income increased due to increases in the average rental rate at both of the Partnership’s investment properties.

In June 2007, Deer Creek Apartments incurred damages of approximately $215,000 from a fire that damaged four apartment units.  During the fourth quarter of 2007, the Partnership recognized a casualty gain of approximately $164,000 as a result of the receipt of insurance proceeds of approximately $164,000.  The Partnership recognized an additional gain of approximately $33,000 during the three months ended March 31, 2008 as a result of the receipt of additional insurance proceeds of approximately $33,000.  The damaged assets were fully depreciated.

Total expenses increased due to increases in interest and depreciation expenses, partially offset by a decrease in operating expenses.  Property taxes and general and administrative expense remained relatively constant for the comparable periods.  The increase in interest expense is a result of the additional financing obtained on Deer Creek Apartments in August 2007.  The increase in depreciation expense is due to property improvements and replacements placed into service at the Partnership’s investment properties.  The decrease in operating expenses is primarily due to decreases in administrative fees and snow removal costs at Deer Creek Apartments and utilities at both the Partnership’s investment properties, partially offset by an increase in salaries and related benefits at both the Partnership’s investment properties.

Included in general and administrative expenses for the three months ended March 31, 2008 and 2007 are management reimbursements to the Managing General Partner, a Partnership management fee as allowed under the Partnership Agreement, a New Jersey partnership tax expense, costs associated with the quarterly and annual communications with investors and regulatory agencies, and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2008, the Partnership had cash and cash equivalents of approximately $179,000, compared to approximately $746,000 at March 31, 2007. The decrease in cash and cash equivalents of approximately $348,000, from December 31, 2007, is due to approximately $416,000 and $67,000 of cash used in investing and financing activities, respectively, partially offset by approximately $135,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements, partially offset by  insurance proceeds received.  Cash used in financing activities consisted of payments of principal made on the mortgages encumbering Deer Creek Apartments.  The Partnership invests its working capital reserves in interest bearing accounts.

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

Deer Creek Apartments

During the three months ended March 31, 2008, the Partnership completed approximately $289,000 of capital improvements at the property, consisting primarily of water heater, cabinet, kitchen and bathroom upgrades, appliance and floor covering replacements and construction related to the casualty discussed above. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Landmark Apartments

During the three months ended March 31, 2008, the Partnership completed approximately $127,000 of capital improvements at the property, consisting primarily of plumbing and electrical upgrades and floor covering replacement.  These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.  The mortgage indebtedness encumbering Deer Creek Apartments of approximately $23,436,000 requires monthly payments of principal and interest until the loans mature on September 1, 2015, with balloon payments totaling approximately $20,900,000 due at maturity.  The mortgage indebtedness encumbering Landmark Apartments of approximately $8,535,000 requires payments of interest only with a balloon payment of $8,535,000 due at maturity in 2009.  The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to the maturity dates.  If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

The Partnership made no distributions during the three months ended March 31, 2008 and 2007.  Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners during 2008 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 71,374 limited partnership units (the "Units") in the Partnership representing 71.51% of the outstanding Units at March 31, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner.  As a result of its ownership of 71.51% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership.  Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder.  As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Item 4.

Controls and Procedures.

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

(b)

Changes in Internal Control Over Financial Reporting.

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

Legal Proceedings.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing.  Appellant has filed a Petition for Review with the California Supreme Court.  The matter has been submitted and the parties are awaiting a decision by the California Supreme Court regarding whether or not it will accept the matter for review.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

Item 5.

Other Information.

None.

Item 6.

Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANGELES INCOME PROPERTIES, LTD. II

By: Angeles Realty Corporation II
Managing General Partner

Date: May 13, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: May 13, 2008	By: /s/Stephen B. Waters
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