Form 10-Q
period 2008-06-30
ANGELES INCOME PROPERTIES LTD II
filed 2008-08-13
CIK 711642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

ANGELES INCOME PROPERTIES, LTD. II

BALANCE SHEETS

 (in thousands, except unit data)

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 112	$ 527
Receivables and deposits	271	225
Restricted escrow	477	477
Other assets	549	556
Investment properties:
Land	1,691	1,691
Buildings and related personal property	31,009	30,195
	32,700	31,886
Less accumulated depreciation	(26,050)	(25,510)
	6,650	6,376
	$ 8,059	$ 8,161

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 150	$ 204
Tenant security deposit liabilities	209	192
Accrued property taxes	80	--
Due to affiliates (Note B)	27	--
Other liabilities	354	390
Mortgage notes payable	31,906	32,038
	32,726	32,824

Partners' Deficit
General partners	(685)	(685)
Limited partners (99,804 units issued and
outstanding)	(23,982)	(23,978)
	(24,667)	(24,663)
	$ 8,059	$ 8,161

Note:

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

ANGELES INCOME PROPERTIES, LTD. II

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Rental income	$ 1,478	$ 1,385	$ 2,958	$ 2,726
Other income	145	154	270	271
Total revenues	1,623	1,539	3,228	2,997

Expenses:
Operating	608	613	1,211	1,244
General and administrative	77	82	148	147
Depreciation	277	232	546	461
Interest	541	430	1,078	856
Property taxes	141	136	282	273
Total expenses	1,644	1,493	3,265	2,981

Casualty gain (Note C)	--	--	33	--

Net (loss) income	$ (21)	$ 46	$ (4)	$ 16

Net (loss) income allocated to general
partners (1%)	$ --	$ --	$ --	$ --
Net (loss) income allocated to limited
partners (99%)	(21)	46	(4)	16

	$ (21)	$ 46	$ (4)	$ 16

Net (loss) income per limited partnership
unit	$ (0.21)	$ 0.46	$ (0.04)	$ 0.16

Distributions per limited partnership unit	$ --	$ 2.28	$ --	$ 2.28

See Accompanying Notes to Financial Statements

ANGELES INCOME PROPERTIES, LTD. II

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	100,000	$ 1	$ 50,000	$ 50,001

Partners' deficit at
December 31, 2007	99,804	$ (685)	$(23,978)	$(24,663)

Net loss for the six months
ended June 30, 2008	--	--	(4)	(4)

Partners' deficit at
June 30, 2008	99,804	$ (685)	$(23,982)	$(24,667)

See Accompanying Notes to Financial Statements

ANGELES INCOME PROPERTIES, LTD. II

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$ (4)	$ 16
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation	546	461
Amortization of loan costs	45	40
Casualty gain	(33)	--
Change in accounts:
Receivables and deposits	(46)	(1)
Other assets	(38)	(120)
Accounts payable	(40)	42
Tenant security deposit liabilities	17	22
Accrued property taxes	80	76
Due to affiliates	27	--
Other liabilities	(36)	(34)
Net cash provided by operating activities	518	502
Cash flows from investing activities:
Property improvements and replacements	(834)	(344)
Insurance proceeds received	33	--
Net cash used in investing activities	(801)	(344)
Cash flows from financing activities:
Payments on mortgage notes payable	(132)	(80)
Distributions to partners	--	(230)
Loan costs paid	--	(11)
Net cash used in financing activities	(132)	(321)

Net decrease in cash and cash equivalents	(415)	(163)
Cash and cash equivalents at beginning of period	527	716
Cash and cash equivalents at end of period	$ 112	$ 553

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 1,037	$ 817
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in accounts
payable	$ 73	$ 77

At December 31, 2007 and 2006, approximately $87,000 and $24,000, respectively, of property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the six months ended June 30, 2008 and 2007, respectively.

See Accompanying Notes to Financial Statements

ANGELES INCOME PROPERTIES, LTD. II

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of Angeles Income Properties, Ltd. II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), which is wholly-owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from both of the Partnership’s properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $158,000 and $146,000 for the six months ended June 30, 2008 and 2007, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $96,000 and $97,000 for the six months ended June 30, 2008 and 2007, respectively, which are included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the six months ended June 30, 2008 and 2007 are construction management services provided by an affiliate of the Managing General Partner of approximately $43,000 and $27,000, respectively. At June 30, 2008, approximately $27,000 of these expenses remain unpaid and are included in due to affiliates.  There were no such expenses outstanding at December 31, 2007.

The Partnership Agreement provides for a fee equal to 10% of "Net cash from operations," as defined in the Partnership Agreement, to be paid to the Managing General Partner for executive and administrative management services.  The Managing General Partner earned a fee of approximately $7,000 for the six months ended June 30, 2007, which was included in general and administrative expenses. There was no such fee earned by the Managing General Partner for the six months ended June 30, 2008. At June 30, 2008 and December 31, 2007, there were no outstanding fees owed to the Managing General Partner.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2008, the Partnership was charged by AIMCO and its affiliates approximately $93,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $167,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

Note C – Casualty Event

In June 2007, Deer Creek Apartments incurred damages of approximately $215,000 from a fire that damaged four apartment units.  During the fourth quarter of 2007, the Partnership recognized a casualty gain of approximately $164,000 as a result of the receipt of insurance proceeds of approximately $164,000.  The Partnership recognized an additional gain of approximately $33,000 during the six months ended June 30, 2008 as a result of the receipt of additional insurance proceeds of approximately $33,000.  The damaged assets were fully depreciated.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing. On May 21, 2008, the California Supreme Court denied Appellant’s Petition for Review.  Objector has until August 19, 2008 to file a petition for certiorari with the United States Supreme Court.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  At this time, affiliates of the Managing General Partner are attempting to obtain additional information to determine the most equitable allocation of settlement amounts and attorneys’ fees.  The Managing General Partner is uncertain as to the amount of loss, if any, allocable to the Partnership.  Therefore, the Partnership cannot estimate whether a loss will occur or a potential range of loss.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2008 and 2007:

	Average Occupancy
Property	2008	2007

Deer Creek Apartments	97%	97%
Plainsboro, New Jersey
Landmark Apartments	96%	96%
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

Results of Operations

The Partnership’s net loss for the three and six months ended June 30, 2008 was approximately $21,000 and $4,000, respectively, compared to net income of approximately $46,000 and $16,000 for the three and six months ended June 30, 2007, respectively.  The increase in net loss for both the three and six months ended June 30, 2008 is due to an increase in total expenses, partially offset by an increase in total revenues. The increase in total expenses for the six months ended June 30, 2008 was also partially offset by the recognition of a casualty gain during 2008. Total expenses increased for both the three and six months ended June 30, 2008 due to increases in interest and depreciation expenses, partially offset by a decrease in operating expenses. Property taxes and general and administrative expense remained relatively constant for the comparable periods. The increase in interest expense for both periods is a result of the additional financing obtained on Deer Creek Apartments in August 2007. The increase in depreciation expense for both periods is due to property improvements and replacements placed into service at the Partnership’s investment properties. The decrease in operating expense for the three months ended June 30, 2008 is due to a decrease in utilities at both the Partnership’s investment properties and hazard insurance premiums at Landmark Apartments. The decrease in operating expenses for the six months ended June 30, 2008 is primarily due to decreases in snow removal costs at Deer Creek Apartments and hazard insurance premiums at Landmark Apartments.

Included in general and administrative expenses for the three and six months ended June 30, 2008 and 2007 are management reimbursements to the Managing General Partner, a Partnership management fee as allowed under the Partnership Agreement, a New Jersey partnership tax expense, costs associated with the quarterly and annual communications with investors and regulatory agencies, and the annual audit required by the Partnership Agreement.

The increase in total revenues for both the three and six months ended June 30, 2008 is primarily due to an increase in rental income.  Rental income increased for both periods due to increases in the average rental rate at both of the Partnership’s investment properties.

In June 2007, Deer Creek Apartments incurred damages of approximately $215,000 from a fire that damaged four apartment units.  During the fourth quarter of 2007, the Partnership recognized a casualty gain of approximately $164,000 as a result of the receipt of insurance proceeds of approximately $164,000.  The Partnership recognized an additional gain of approximately $33,000 during the six months ended June 30, 2008 as a result of the receipt of additional insurance proceeds of approximately $33,000.  The damaged assets were fully depreciated.

Liquidity and Capital Resources

At June 30, 2008, the Partnership had cash and cash equivalents of approximately $112,000, compared to approximately $553,000 at June 30, 2007. The decrease in cash and cash equivalents of approximately $415,000, from December 31, 2007, is due to approximately $801,000 and $132,000 of cash used in investing and financing activities, respectively, partially offset by approximately $518,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received.  Cash used in financing activities consisted of payments of principal made on the mortgages encumbering Deer Creek Apartments.  The Partnership invests its working capital reserves in interest bearing accounts.

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

Deer Creek Apartments

During the six months ended June 30, 2008, the Partnership completed approximately $463,000 of capital improvements at the property, consisting primarily of water heater and roof replacements, cabinet, kitchen and bathroom upgrades, appliance and floor covering replacements and construction related to the casualty discussed above. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Landmark Apartments

During the six months ended June 30, 2008, the Partnership completed approximately $357,000 of capital improvements at the property, consisting primarily of plumbing and electrical upgrades, heating and air conditioning upgrades and floor covering replacement.  These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.  The mortgage indebtedness encumbering Deer Creek Apartments of approximately $23,371,000 requires monthly payments of principal and interest until the loans mature on September 1, 2015, with balloon payments totaling approximately $20,900,000 due at maturity.  The mortgage indebtedness encumbering Landmark Apartments of approximately $8,535,000 requires payments of interest only with a balloon payment of $8,535,000 due at maturity in 2009.  The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to the maturity dates.  If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the six months ended June 30, 2008 and 2007 (in thousands, except per unit data):

	Six Months	Per Limited	Six Months	Per Limited
	Ended	Partnership	Ended	Partnership
	June 30, 2008	Unit	June 30, 2007	Unit

Finance	$ --	$ --	$ 230	$ 2.28

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 71,374 limited partnership units (the "Units") in the Partnership representing 71.51% of the outstanding Units at June 30, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner.  As a result of its ownership of 71.51% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership.  Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder.  As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Item 4T.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing. On May 21, 2008, the California Supreme Court denied Appellant’s Petition for Review.  Objector has until August 19, 2008 to file a petition for certiorari with the United States Supreme Court.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  At this time, affiliates of the Managing General Partner are attempting to obtain additional information to determine the most equitable allocation of settlement amounts and attorneys’ fees.  The Managing General Partner is uncertain as to the amount of loss, if any, allocable to the Partnership.  Therefore, the Partnership cannot estimate whether a loss will occur or a potential range of loss.

Item 6.

Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANGELES INCOME PROPERTIES, LTD. II

By: Angeles Realty Corporation II
Managing General Partner

Date: August 13, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 13, 2008	By: /s/Stephen B. Waters
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