Form 10-Q
period 2008-09-30
ANGELES INCOME PROPERTIES LTD II
filed 2008-11-12
CIK 711642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     Financial Statements.

ANGELES INCOME PROPERTIES, LTD. II

BALANCE SHEETS

(Unaudited)

(in thousands, except unit data)

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 83	$ 527
Receivables and deposits	263	225
Restricted escrow	477	477
Other assets	526	556
Investment properties:
Land	1,691	1,691
Buildings and related personal property	31,727	30,195
	33,418	31,886
Less accumulated depreciation	(26,337)	(25,510)
	7,081	6,376
	$ 8,430	$ 8,161

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 340	$ 204
Tenant security deposit liabilities	200	192
Accrued property taxes	123	--
Due to affiliates (Note B)	342	--
Other liabilities	358	390
Mortgage notes payable (Note D)	31,840	32,038
	33,203	32,824

Partners' Deficit
General partners	(686)	(685)
Limited partners (99,804 units issued and
outstanding)	(24,087)	(23,978)
	(24,773)	(24,663)
	$ 8,430	$ 8,161

Note: The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

ANGELES INCOME PROPERTIES, LTD. II

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Rental income	$ 1,453	$ 1,393	$ 4,411	$ 4,119
Other income	149	145	419	416
Total revenues	1,602	1,538	4,830	4,535

Expenses:
Operating	665	594	1,876	1,838
General and administrative	77	60	225	207
Depreciation	287	243	833	704
Interest	542	471	1,620	1,327
Property taxes	137	147	419	420
Total expenses	1,708	1,515	4,973	4,496

Casualty gain (Note C)	--	38	33	38

Net (loss) income	$ (106)	$ 61	$ (110)	$ 77

Net (loss) income allocated to general
partners (1%)	$ (1)	$ 1	$ (1)	$ 1
Net (loss) income allocated to limited
partners (99%)	(105)	60	(109)	76
	$ (106)	$ 61	$ (110)	$ 77
Net (loss) income per limited
partnership unit	$ (1.05)	$ 0.60	$ (1.09)	$ 0.76

Distributions per limited partnership	$ --	$ 74.94	$ --	$ 77.22
unit

See Accompanying Notes to Financial Statements

ANGELES INCOME PROPERTIES, LTD. II

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	100,000	$ 1	$ 50,000	$ 50,001

Partners' deficit at
December 31, 2007	99,804	$ (685)	$(23,978)	$(24,663)

Net loss for the nine months
ended September 30, 2008	--	(1)	(109)	(110)

Partners' deficit at
September 30, 2008	99,804	$ (686)	$(24,087)	$(24,773)

See Accompanying Notes to Financial Statements

ANGELES INCOME PROPERTIES, LTD. II

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$ (110)	$ 77
Adjustments to reconcile net (loss) income to net
cash provided by operating activities:
Depreciation	833	704
Amortization of loan costs	68	60
Casualty gain	(33)	(38)
Change in accounts:
Receivables and deposits	(38)	1
Other assets	(38)	(67)
Accounts payable	6	1
Tenant security deposit liabilities	8	28
Accrued property taxes	123	119
Due to affiliates	60	--
Other liabilities	(32)	16
Net cash provided by operating activities	847	901

Cash flows from investing activities:
Property improvements and replacements	(1,408)	(731)
Insurance proceeds received	33	38
Net cash used in investing activities	(1,375)	(693)

Cash flows from financing activities:
Payments on mortgage notes payable	(198)	(118)
Distributions to partners	--	(7,785)
Proceeds from mortgage note payable	--	7,750
Advances from affiliates	282	--
Loan costs paid	--	(94)
Net cash provided by (used in) financing
activities	84	(247)

Net decrease in cash and cash equivalents	(444)	(39)
Cash and cash equivalents at beginning of period	527	716
Cash and cash equivalents at end of period	$ 83	$ 677

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 1,555	$ 1,230

Supplemental disclosure of non-cash activity:
Property improvements and replacements included
in accounts payable	$ 217	$ 51

At December 31, 2007 and 2006, approximately $87,000 and $24,000, respectively, of property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the nine months ended September 30, 2008 and 2007, respectively.

See Accompanying Notes to Financial Statements

ANGELES INCOME PROPERTIES, LTD. II

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of Angeles Income Properties, Ltd. II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), which is wholly-owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from both of the Partnership’s properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $237,000 and $222,000 for the nine months ended September 30, 2008 and 2007, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $181,000 and $147,000 for the nine months ended September 30, 2008 and 2007, respectively, which are included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the nine months ended September 30, 2008 and 2007 are construction management services provided by an affiliate of the Managing General Partner of approximately $97,000 and $51,000, respectively. At September 30, 2008, approximately $58,000 of these reimbursements remain unpaid and are included in due to affiliates.  There were no such reimbursements outstanding at December 31, 2007.

The Partnership Agreement provides for a fee equal to 10% of "Net cash from operations," as defined in the Partnership Agreement, to be paid to the Managing General Partner for executive and administrative management services.  There was no such fee earned by the Managing General Partner for the nine months ended September 30, 2008 and 2007. At September 30, 2008 and December 31, 2007, there were no fees owed to the Managing General Partner.

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

In accordance with the Partnership Agreement, during the nine months ended September 30, 2008, AIMCO Properties, L.P., an affiliate of the Managing General Partner advanced the Partnership approximately $282,000 to fund operating expenses and capital improvements at the Partnership’s investment properties.  The advances bear interest at the prime rate plus 2% (7.0% at September 30, 2008).  Interest expense was approximately $2,000 for the nine months ended September 30, 2008.  There were no such advances or interest expense during the nine months ended September 30, 2007.  At September 30, 2008, there were outstanding advances and associated accrued interest of approximately $284,000, which are included in due to affiliates. At December 31, 2007, there were no outstanding advances or associated accrued interest due to affiliates of the Managing General Partner. Subsequent to September 30, 2008, the Partnership received additional advances of approximately $310,000. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2008, the Partnership was charged by AIMCO and its affiliates approximately $134,000 for insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $167,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

Note C – Casualty Event

In June 2007, Deer Creek Apartments incurred damages of approximately $215,000 from a fire that damaged four apartment units.  During the three and nine months ended September 30, 2007, the Partnership recognized a casualty gain of approximately $38,000 as a result of the receipt of insurance proceeds of approximately $38,000. During the fourth quarter of 2007, the Partnership recognized an additional casualty gain of approximately $126,000 as a result of additional insurance proceeds of approximately $126,000.  The Partnership recognized an additional gain of approximately $33,000 during the nine months ended September 30, 2008 as a result of the receipt of additional insurance proceeds of approximately $33,000.  The damaged assets were fully depreciated.

Note D – Additional Financing

On August 31, 2007, the Partnership obtained an additional mortgage loan in the principal amount of $7,750,000 on Deer Creek Apartments. The additional mortgage bears interest at a fixed rate of 5.83% per annum and requires monthly payments of principal and interest of approximately $46,000 beginning on October 1, 2007, through the September 1, 2015 maturity date, with a balloon payment of approximately $6,791,000 due at maturity.  If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to September 1, 2016, during which period the additional mortgage would bear interest at the one-month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing. In connection with obtaining the additional mortgage, loan costs of approximately $95,000 were capitalized, of which approximately $83,000 was recognized during the nine months ended September 30, 2007, and are included in other assets.

Note E – Contingencies

The Partnership has previously disclosed in its quarterly, annual and current reports the legal proceedings related to the Nuanes and Heller actions.  On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeal had remanded the matter for further findings.  On August 31, 2006, an objector filed an appeal from the order.  The Court of Appeal issued an opinion on February 20, 2008, affirming the order approving the settlement and judgment entered thereto, and the California Supreme Court thereafter denied the objector’s petition for review.  All appeals have now been exhausted, and the Court’s order approving the settlement and entering judgment is now final.  Payments associated with the settlement were disbursed during September 2008.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  During the three months ended September 30, 2008, the Partnership was charged approximately $3,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by the plaintiff’s counsel are not resolved.  The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2008 and 2007:

	Average Occupancy
Property	2008	2007

Deer Creek Apartments	97%	96%
Plainsboro, New Jersey
Landmark Apartments	95%	96%
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

Results of Operations

The Partnership’s net loss for the three and nine months ended September 30, 2008 was approximately $106,000 and $110,000, respectively, compared to net income of approximately $61,000 and $77,000 for the three and nine months ended September 30, 2007, respectively.  The increase in net loss for both the three and nine months ended September 30, 2008 is due to an increase in total expenses, partially offset by an increase in total revenues. The increase in net loss for the three months ended September 30, 2008 was also due to the recognition of a casualty gain during 2007. Total expenses increased for both the three and nine months ended September 30, 2008 due to increases in operating, general and administrative, depreciation and interest expenses.  Property taxes remained relatively constant for the comparable periods.  The increase in operating expenses for the three and nine months ended September 30, 2008 is due to increases in contract services, salaries and related benefits, maintenance repairs and supplies at both the Partnership’s investment properties, partially offset by a decrease in insurance premiums primarily at Landmark Apartments.  The increase in interest expense for both periods is a result of the additional financing obtained on Deer Creek Apartments in August 2007.  The increase in depreciation expense for both periods is due to property improvements and replacements placed into service at the Partnership’s investment properties.

General and administrative expenses increased for the three and nine months ended September 30, 2008 due to an increase in a New Jersey partnership tax expense, partially offset by a decrease in management reimbursements to the Managing General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expenses for the three and nine months ended September 30, 2008 and 2007 are costs associated with the quarterly and annual communications with investors and regulatory agencies, and the annual audit required by the Partnership Agreement.

The increase in total revenues for both the three and nine months ended September 30, 2008 is primarily due to an increase in rental income.  Rental income increased for both periods due to increases in the average rental rates at both of the Partnership’s investment properties and a decrease in bad debt expense at Deer Creek Apartments.

In June 2007, Deer Creek Apartments incurred damages of approximately $215,000 from a fire that damaged four apartment units.  During the three and nine months ended September 30, 2007, the Partnership recognized a casualty gain of approximately $38,000 as a result of the receipt of insurance proceeds of approximately $38,000. During the fourth quarter of 2007, the Partnership recognized an additional casualty gain of approximately $126,000 as a result of additional insurance proceeds of approximately $126,000.  The Partnership recognized an additional gain of approximately $33,000 during the nine months ended September 30, 2008 as a result of the receipt of additional insurance proceeds of approximately $33,000.  The damaged assets were fully depreciated.

Liquidity and Capital Resources

At September 30, 2008, the Partnership had cash and cash equivalents of approximately $83,000, compared to approximately $677,000 at September 30, 2007. The decrease in cash and cash equivalents of approximately $444,000, from December 31, 2007, is due to approximately $1,375,000 of cash used in investing activities, partially offset by approximately $84,000 and $847,000 of cash provided by financing and operating activities, respectively. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received. Cash provided by financing activities consisted of advances from affiliates, partially offset by payments of principal made on the mortgages encumbering Deer Creek Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

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

Deer Creek Apartments

During the nine months ended September 30, 2008, the Partnership completed approximately $921,000 of capital improvements at the property, consisting primarily of water heater and roof replacements, cabinet, kitchen and bathroom upgrades, appliance and floor covering replacements and construction related to the casualty discussed above. These improvements were funded from operating cash flow, insurance proceeds and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Landmark Apartments

During the nine months ended September 30, 2008, the Partnership completed approximately $617,000 of capital improvements at the property, consisting primarily of plumbing and electrical upgrades, heating and air conditioning upgrades, stairway improvements and floor covering replacement.  These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from affiliates. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On August 31, 2007, the Partnership obtained an additional mortgage loan in the principal amount of $7,750,000 on Deer Creek Apartments. The additional mortgage bears interest at a fixed rate of 5.83% per annum and requires monthly payments of principal and interest of approximately $46,000 beginning on October 1, 2007, through the September 1, 2015 maturity date, with a balloon payment of approximately $6,791,000 due at maturity.  If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to September 1, 2016, during which period the additional mortgage would bear interest at the one-month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing. In connection with obtaining the additional mortgage, loan costs of approximately $95,000 were capitalized, of which approximately $83,000 was recognized during the nine months ended September 30, 2007, and are included in other assets.

The mortgage indebtedness encumbering Deer Creek Apartments of approximately $23,305,000 requires monthly payments of principal and interest until the loans mature on September 1, 2015, with balloon payments totaling approximately $20,900,000 due at maturity.  The mortgage indebtedness encumbering Landmark Apartments of approximately $8,535,000 requires payments of interest only with a balloon payment of $8,535,000 due at maturity in 2009.  The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to the maturity dates.  If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the nine months ended September 30, 2008 and 2007 (in thousands, except per unit data):

	Nine Months	Per Limited	Nine Months	Per Limited
	Ended	Partnership	Ended	Partnership
	September 30, 2008	Unit	September 30, 2007	Unit

Finance	$ --	$ --	$ 7,785	$ 77.22

From proceeds from the September 2005 and August 2007 second and third mortgages obtained on Deer Creek Apartments and the November 2006 refinancing of the mortgages encumbering Landmark Apartments.

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 71,374 limited partnership units (the "Units") in the Partnership representing 71.51% of the outstanding Units at September 30, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner.  As a result of its ownership of 71.51% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership.  Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder.  As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

The Partnership has previously disclosed in its quarterly, annual and current reports the legal proceedings related to the Nuanes and Heller actions.  On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeal had remanded the matter for further findings.  On August 31, 2006, an objector filed an appeal from the order.  The Court of Appeal issued an opinion on February 20, 2008, affirming the order approving the settlement and judgment entered thereto, and the California Supreme Court thereafter denied the objector’s petition for review.  All appeals have now been exhausted, and the Court’s order approving the settlement and entering judgment is now final. Payments associated with the settlement were disbursed during September 2008.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed. During the three months ended September 30, 2008, the Partnership was charged approximately $3,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by the plaintiff’s counsel are not resolved. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

Item 6.     Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANGELES INCOME PROPERTIES, LTD. II

By: Angeles Realty Corporation II
Managing General Partner

Date: November 11, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 11, 2008	By: /s/Stephen B. Waters
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