Form 10-K
period 2008-12-31
ANGELES INCOME PROPERTIES LTD II
filed 2009-03-24
CIK 711642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Registrant’s telephone number, including area code (864) 239-1000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Units of Limited Partnership Interest

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were last sold, or the average bid and asked prices of such partnership interests as of the last business day of the registrant’s most recently completed second fiscal quarter.  No market exists for the partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s properties and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risk; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1A of this Annual Report and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

PART I

Item 1.     Business.

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

The Partnership, through its public offering of Limited Partnership Units, sold 100,000 units aggregating $50,000,000.  The General Partners contributed capital in the amount of $1,000 for a 1% interest in the Partnership. The Partnership was formed for the purpose of acquiring fee and other forms of equity interests in various types of real estate property.  The Partnership presently owns and operates two apartment properties at December 31, 2008. (See “Item 2. Properties”). Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions.

The Partnership has no employees.  Management and administrative services are provided by the Managing General Partner and by agents retained by the Managing General Partner. An affiliate of the Managing General Partner provided such property management services for the residential properties for the years ended December 31, 2008 and 2007.

Item 1A.    Risk Factors.

The risk factors noted in this section and other factors noted throughout this Annual Report describe certain risks and uncertainties that could cause the Partnership’s actual results to differ materially from those contained in any forward-looking statement.

The Partnership’s existing and future debt financing could render it unable to operate, result in foreclosure on its properties, prevent it from making distributions on its equity or otherwise adversely affect its liquidity.

The Partnership is subject to the risk that its cash flow from operations will be insufficient to make required payments of principal and interest, and the risk that existing indebtedness may not be refinanced or that the terms of any refinancing will not be as favorable as the terms of existing indebtedness. If the Partnership fails to make required payments of principal and interest on secured debt, its lender could foreclose on the property securing such debt, which would result in loss of income and asset value to the Partnership.  Payments of principal and interest may leave the Partnership with insufficient cash resources to operate its properties or pay distributions.

Disruptions in the financial markets could affect the Partnership’s ability to obtain financing and the cost of available financing and could adversely affect the Partnership’s liquidity.

The Partnership’s ability to obtain financing and the cost of such financing depends on the overall condition of the United States credit markets and the level of involvement of certain government sponsored entities, specifically, Federal Home Loan Mortgage Corporation, or Freddie Mac, and Federal National Mortgage Association, or Fannie Mae, in secondary credit markets.  Recently the United States credit markets have experienced significant liquidity disruptions, which have caused the spreads on debt financings to widen considerably and have made obtaining financing more difficult.  Further or prolonged disruptions in the credit markets could result in Freddie Mac or Fannie Mae reducing their level of involvement in secondary credit markets which would adversely affect the Partnership’s ability to obtain non-recourse property debt financing.

Failure to generate sufficient net operating income may limit the Partnership’s ability to fund necessary capital expenditures or the Partnership’s ability to repay advances from affiliates.

The Partnership’s ability to fund necessary capital expenditures on its properties depends on its ability to generate net operating income in excess of required debt payments. If the Partnership is unable to fund capital expenditures on its properties, the Partnership may not be able to preserve the competitiveness of its properties, which could adversely affect the Partnership’s net operating income.

The Partnership’s ability to repay advances from affiliates depends on its ability to generate net operating income in excess of required debt payments and capital expenditure requirements. Net operating income and liquidity may be adversely affected by events or conditions beyond the Partnership’s control, including:

  the general economic climate;
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
  changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multifamily housing; and
  changes in interest rates and the availability of financing.

Competition could limit the Partnership’s ability to lease apartments or increase or maintain rents.

The Partnership’s apartment properties compete for residents with other housing alternatives, including other rental apartments, condominiums and single-family homes that are available for rent, as well as new and existing condominiums and single-family homes for sale. Competitive residential housing in a particular area could adversely affect the Partnership’s ability to lease apartments and to increase or maintain rental rates.  The current challenges in the credit and housing markets have increased housing inventory that competes with the Partnership’s properties.

Laws benefiting disabled persons may result in the Partnership’s incurrence of unanticipated expenses.

Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990, to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership’s properties, or affect renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Partnership believes that its properties are substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA in connection with the ongoing operation of its properties.

Potential liability or other expenditures associated with potential environmental contamination may be costly.

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property, including lead-based paint. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

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

A further description of the Partnership's business is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

Item 2.     Properties.

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

	Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)
Deer Creek
Apartments	$17,572	$13,261	5-30 yrs	S/L	$5,361
Landmark
Apartments	16,466	13,383	5-30 yrs	S/L	3,530
	$34,038	$26,644			$8,891

See "Note A – Organization and Summary of Significant Accounting Policies" to the financial statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership’s properties.

	Principal				Principal
	Balance At				Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2008	Rate (1)	Amortized	Date	Maturity (4)
	(in thousands)				(in thousands)
Deer Creek Apartments
1st mortgage	$11,982	7.68%	30 yrs	09/2015	$10,946
2nd mortgage	3,627	5.32%	30 yrs	09/2015	3,163
3rd mortgage (3)	7,626	5.83%	30 yrs	09/2015	6,791

Landmark Apartments
1st mortgage (5)	8,535	5.65%	(2)	12/2009	8,535
	$31,770				$29,435

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

(4)   See “Note B – Mortgage Notes Payable” to the financial statements included in "Item 8. Financial Statements and Supplementary Data" for information with respect to the Partnership's ability to prepay these loans and other specific details about the loans.

(5)   See “Note H – Subsequent Event” included in “Item 8. Financial Statements and Supplementary Data”.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2008 and 2007 for each property were as follows:

	Average Annual		Average Annual
	Rental Rates		Occupancy
	(per unit)
Property	2008	2007	2008	2007
Deer Creek Apartments	$13,332	$12,702	97%	96%
Landmark Apartments	8,021	7,679	95%	96%

As noted under "Item 1A. Risk Factors", the real estate industry is highly competitive. Both of the Partnership’s properties are subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that the Partnership’s properties are adequately insured. Each residential property is an apartment complex which leases its units for lease terms of one year or less. No residential tenant leases 10% or more of the available rental space. The properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates

Real estate taxes and rates in 2008 for each property were as follows:

	2008	2008
	Billing	Rate
	(in thousands)

Deer Creek Apartments	$ 390	2.03%
Landmark Apartments	144	0.95%

Capital Improvements

Deer Creek Apartments

During the year ended December 31, 2008, the Partnership completed approximately $1,117,000 of capital improvements at the property, consisting primarily of water heater and roof replacements, cabinet, kitchen and bathroom upgrades, appliance and floor covering replacements and construction related to the casualty discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These improvements were funded from operating cash flow, insurance proceeds and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Landmark Apartments

During the year ended December 31, 2008, the Partnership completed approximately $1,041,000 of capital improvements at the property, consisting primarily of heating and air conditioning upgrades, plumbing and electrical upgrades, stairway improvements and floor covering replacement.  These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.     Legal Proceedings.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed. During the fourth quarter of 2008, the Partnership paid approximately $3,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by the plaintiff’s counsel are not resolved. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

Item 4.     Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.     Market for the Registrant's Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, offered and sold 100,000 limited partnership units (the “Units”) aggregating $50,000,000. At December 31, 2008, the Partnership had 1,116 holders of record owning an aggregate of 99,804 Units. Affiliates of the Managing General Partner owned 71,418 Units or 71.56% at December 31, 2008. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2008 and 2007 (in thousands, except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership

	2008	Unit	2007	Unit
Financing	$ --	$ --	$7,785	$77.22

From proceeds from the September 2005 and August 2007 second and third mortgages obtained on Deer Creek Apartments and the November 2006 refinancing of the mortgage encumbering Landmark Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in 2009 or subsequent periods. See "Item 2. Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 71,418 Units in the Partnership representing 71.56% of the outstanding Units at December 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 71.56% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

The Partnership’s net loss for the year ended December 31, 2008 was approximately $228,000, compared to net income of approximately $46,000 for the year ended December 31, 2007. The increase in net loss is due to an increase in total expenses and a decrease in casualty gain, partially offset by an increase in total revenues. Total expenses increased for the year ended December 31, 2008 due to increases in depreciation and interest expenses, partially offset by a decrease in property taxes.  Operating and general and administrative expenses remained relatively constant for the comparable periods. Depreciation expense increased due to property improvements and replacements placed into service at the Partnership’s investment properties. Interest expense increased as a result of the additional financing obtained on Deer Creek Apartments in August 2007.  Property taxes decreased due to decreases in the rates at both of the Partnership’s investments properties, partially offset by an increase in the assessed value of Landmark Apartments. Operating expenses remained relatively constant as increases in utilities and salaries and related benefits at Landmark Apartments were offset by a decrease in insurance premiums at Landmark Apartments.

Included in general and administrative expenses are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, a New Jersey partnership tax expense, costs associated with the quarterly and annual communications with investors and regulatory agencies, and the annual audit required by the Partnership Agreement.

Total revenues increased for the year ended December 31, 2008 primarily due to an increase in rental income.  Rental income increased due to increases in the average rental rates at both of the Partnership’s investment properties and a decrease in bad debt expense at Deer Creek Apartments.

In June 2007, Deer Creek Apartments incurred damages of approximately $215,000 from a fire that damaged four apartment units.  During the year ended December 31, 2007, the Partnership recognized a casualty gain of approximately $164,000 as a result of the receipt of insurance proceeds of approximately $164,000.  The Partnership recognized an additional gain of approximately $33,000 during the year ended December 31, 2008 as a result of the receipt of additional insurance proceeds of approximately $33,000.  The damaged assets were fully depreciated.

Liquidity and Capital Resources

At December 31, 2008, the Partnership had cash and cash equivalents of approximately $84,000, compared to approximately $527,000 at December 31, 2007. The decrease in cash and cash equivalents of approximately $443,000 is due to approximately $2,076,000 of cash used in investing activities, partially offset by approximately $1,025,000 and $608,000 of cash provided by operating and financing activities, respectively.  Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received. Cash provided by financing activities consisted of advances from affiliates, partially offset by payments of principal made on the mortgages encumbering Deer Creek Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. The Partnership regularly evaluates the capital improvement needs of the properties. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties. Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from affiliates. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On August 31, 2007, the Partnership obtained an additional mortgage loan in the principal amount of $7,750,000 on Deer Creek Apartments. The additional mortgage bears interest at a fixed rate of 5.83% per annum and requires monthly payments of principal and interest of approximately $46,000 beginning on October 1, 2007, through the September 1, 2015 maturity date, with a balloon payment of approximately $6,791,000 due at maturity.  If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to September 1, 2016, during which period the additional mortgage would bear interest at the one-month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing. In connection with obtaining the additional mortgage, loan costs of approximately $95,000 were capitalized and are included in other assets on the balance sheet included in “Item 8. Financial Statements and Supplementary Data”.

The mortgage indebtedness encumbering Deer Creek Apartments of approximately $23,235,000 requires monthly payments of principal and interest until the loans mature on September 1, 2015, with balloon payments totaling approximately $20,900,000 due at maturity.  The mortgage indebtedness encumbering Landmark Apartments of approximately $8,535,000 requires payments of interest only with a balloon payment of $8,535,000 due at maturity in December 2009.  The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to the maturity dates.  If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure. See “Note H – Subsequent Event” included in “Item 8. Financial Statements and Supplementary Data” regarding the refinancing of the loan subsequent to December 31, 2008.

The Partnership distributed the following amounts during the years ended December 31, 2008 and 2007 (in thousands, except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership

	2008	Unit	2007	Unit
Financing	$ --	$ --	$7,785	$77.22

From proceeds from the September 2005 and August 2007 second and third mortgages obtained on Deer Creek Apartments and the November 2006 refinancing of the mortgage encumbering Landmark Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in 2009 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 71,418 Units in the Partnership representing 71.56% of the outstanding Units at December 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 71.56% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note A – Organization and Summary of Significant Accounting Policies" which is included in the financial statements in "Item 8. Financial Statements and Supplementary Data". The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Item 8.     Financial Statements and Supplementary Data.

ANGELES INCOME PROPERTIES, LTD. II

LIST OF FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm

      Balance Sheets - December 31, 2008 and 2007

Statements of Operations - Years ended December 31, 2008 and 2007

Statements of Changes in Partners' Deficit - Years ended December 31, 2008 and 2007

Statements of Cash Flows - Years ended December 31, 2008 and 2007

      Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Angeles Income Properties, Ltd. II

We have audited the accompanying balance sheets of Angeles Income Properties, Ltd. II as of December 31, 2008 and 2007, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Angeles Income Properties, Ltd. II at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 19, 2009

ANGELES INCOME PROPERTIES, LTD. II

BALANCE SHEETS

(in thousands, except unit data)

	December 31,
	2008	2007
Assets
Cash and cash equivalents	$ 84	$ 527
Receivables and deposits	256	225
Restricted escrow	477	477
Other assets	453	556
Investment properties (Notes B and E):
Land	1,691	1,691
Buildings and related personal property	32,347	30,195
	34,038	31,886
Less accumulated depreciation	(26,644)	(25,510)
	7,394	6,376
	$ 8,664	$ 8,161

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 257	$ 204
Tenant security deposit liabilities	189	192
Due to affiliates (Note D)	980	--
Other liabilities	359	390
Mortgage notes payable (Note B)	31,770	32,038
	33,555	32,824

Partners' Deficit
General partners	(687)	(685)
Limited partners (99,804 units issued and
outstanding)	(24,204)	(23,978)
	(24,891)	(24,663)
	$ 8,664	$ 8,161

See Accompanying Notes to Financial Statements

ANGELES INCOME PROPERTIES, LTD. II

STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Years Ended
	December 31,
	2008	2007
Revenues:
Rental income	$ 5,857	$ 5,554
Other income	541	550
Total revenues	6,398	6,104

Expenses:
Operating	2,522	2,523
General and administrative	290	299
Depreciation	1,140	963
Interest	2,173	1,872
Property taxes	534	565
Total expenses	6,659	6,222

Casualty gain (Note F)	33	164

Net (loss) income (Note C)	$ (228)	$ 46

Net (loss) income allocated to general partners (1%)	$ (2)	$ --
Net (loss) income allocated to limited partners (99%)	(226)	46
	$ (228)	$ 46
Net (loss) income per limited partnership unit	$ (2.26)	$ 0.46

Distributions per limited partnership unit	$ --	$ 77.22

See Accompanying Notes to Financial Statements

ANGELES INCOME PROPERTIES, LTD. II

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	100,000	$ 1	$ 50,000	$ 50,001

Partners' deficit at
December 31, 2006	99,804	$ (607)	$(16,317)	$(16,924)

Distributions to partners	--	(78)	(7,707)	(7,785)

Net income for the year ended
December 31, 2007	--	--	46	46

Partners' deficit at
December 31, 2007	99,804	(685)	(23,978)	(24,663)

Net loss for the year ended
December 31, 2008	--	(2)	(226)	(228)

Partners' deficit at
December 31, 2008	99,804	$ (687)	$(24,204)	$(24,891)

See Accompanying Notes to Financial Statements

ANGELES INCOME PROPERTIES, LTD. II

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 31,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$ (228)	$ 46
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation	1,140	963
Amortization of loan costs	91	83
Casualty gain	(33)	(164)
Change in accounts:
Receivables and deposits	(31)	2
Other assets	12	(4)
Accounts payable	4	49
Tenant security deposit liabilities	(3)	34
Other liabilities	(31)	89
Due to affiliates	104	--
Net cash provided by operating activities	1,025	1,098

Cash flows from investing activities:
Property improvements and replacements	(2,109)	(1,127)
Insurance proceeds received	33	164
Net cash used in investing activities	(2,076)	(963)

Cash flows from financing activities:
Payments on mortgage notes payable	(268)	(183)
Proceeds from mortgage note payable	--	7,750
Advances from affiliates	876	--
Loan costs paid	--	(106)
Distributions to partners	--	(7,785)
Net cash provided by (used in) financing activities	608	(324)

Net decrease in cash and cash equivalents	(443)	(189)
Cash and cash equivalents at beginning of year	527	716
Cash and cash equivalents at end of year	$ 84	$ 527
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 2,073	$ 1,749
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in accounts
payable	$ 136	$ 87

At December 31, 2006, approximately $24,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the year ended December 31, 2007.

See Accompanying Notes to Financial Statements

ANGELES INCOME PROPERTIES, LTD. II

Notes to Financial Statements

December 31, 2008

Note A - Organization and Summary of Significant Accounting Policies

Organization: Angeles Income Properties, Ltd. II (the "Partnership" or "Registrant") is a California limited partnership organized on October 12, 1982 to acquire and operate residential and commercial real estate properties. The Partnership's managing general partner responsible for management of the Partnership's business is Angeles Realty Corporation II ("ARC II" or the “Managing General Partner”). ARC II is wholly-owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The non-managing general partner is AIMCO Properties, L.P. (an affiliate of AIMCO). The Managing General Partner and the non-managing general partner are herein collectively referred to as the "General Partners".  The Partnership Agreement provides that the Partnership is to terminate on December 31, 2037 unless terminated prior to such date. As of December 31, 2008, the Partnership operated two residential properties located in New Jersey and North Carolina.

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

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include less than $1,000 and approximately $427,000 at December 31, 2008 and 2007, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits: The Partnership requires security deposits from all apartment lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates the apartment provided the tenant has not damaged the space and is current on rental payments.

Investment Properties: Investment properties consists of two apartment complexes and are stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes, and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level. The Partnership did not capitalize interest, property taxes or other operating costs during the years ended December 31, 2008 and 2007. Capitalized costs are depreciated over the useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2008 and 2007.

Deferred Costs: At December 31, 2008 and 2007, loan costs of approximately $720,000 less accumulated amortization of approximately $353,000 and $262,000, respectively, are included in other assets on the accompanying balance sheets and are being amortized over the terms of the related loan agreements. Amortization expense of approximately $91,000 and $83,000 is included in interest expense on the accompanying statements of operations for the years ended December 31, 2008 and 2007, respectively. Amortization expense is expected to be approximately $87,000 for 2009 and approximately $48,000 for each of the years 2010, 2011, 2012 and 2013.

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

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term long-term debt. The fair value of the Partnership’s long term debt approximates its carrying value.

Restricted Escrow: A replacement reserve account is maintained for Landmark Apartments, which was established in connection with the November 2006 refinancing of the mortgage encumbering the property. The balance of this account at December 31, 2008 and 2007 is approximately $477,000.

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

Advertising: The Partnership expenses the cost of advertising as incurred.  Advertising costs of approximately $74,000 and $79,000 for the years ended December 31, 2008 and 2007, respectively, were charged to operating expense.

Recent Accounting Pronouncements: In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107. The Partnership adopted the provisions of SFAS No. 157 effective January 1, 2008, and at that time determined no transition adjustment was required.

Note B - Mortgage Notes Payable

	Principal		Monthly			Principal
	Balance At		Payment	Stated		Balance
	December 31,		Including	Interest	Maturity	Due At
Property	2008	2007	Interest	Rate	Date	Maturity
	(in thousands)					(in thousands)
Deer Creek
Apartments
1st mortgage	$11,982	$12,094	$ 88	7.68% (1)	09/2015	$10,946
2nd mortgage	3,627	3,683	21	5.32% (1)	09/2015	3,163
3rd mortgage	7,626	7,726	46	5.83% (1)	09/2015	6,791
Landmark
Apartments
1st mortgage (2)	8,535	8,535	40	5.65% (1)	12/2009	8,535
	$31,770	$32,038	$ 195			$29,435

(1)   Fixed rate mortgage.

(2)   See “Note H – Subsequent Event”

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

Scheduled principal payments of mortgage notes payable subsequent to December 31, 2008 are as follows (in thousands):

2009	$ 8,824
2010	308
2011	329
2012	349
2013	376
Thereafter	21,584
$31,770

Note C - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net (loss) income and Federal taxable (loss) income (in thousands, except per unit data):

	2008	2007

Net (loss) income as reported	$ (228)	$ 46
Add (deduct):
Depreciation differences	77	19
Unearned income	(5)	30
Other	(173)	(70)
Federal taxable (loss) income	$ (329)	$ 25
Federal taxable (loss) income per
limited partnership unit (1)	$ (3.85)	$ 0.25

(1)   For 2008, allocations under Internal Revenue Code Section 704(b) result in the limited partners being allocated a non-pro rata amount of taxable loss.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

	2008	2007
Net liabilities as reported	$(24,891)	$(24,663)
Land and buildings	2,181	2,272
Accumulated depreciation	(684)	(755)
Syndication and distribution costs	6,148	6,148
Unearned income	84	89
Other	(53)	23
Net liabilities - Federal tax basis	$(17,215)	$(16,886)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $315,000 and $300,000 for the years ended December 31, 2008 and 2007, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $301,000 and $206,000 for the years ended December 31, 2008 and 2007, respectively, which are included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the years ended December 31, 2008 and 2007 are construction management services provided by an affiliate of the Managing General Partner of approximately $183,000 and $81,000, respectively.  At December 31, 2008, approximately $93,000 of these reimbursements remain unpaid and are included in due to affiliates. There were no such reimbursements outstanding at December 31, 2007.

The Partnership Agreement provides for a fee equal to 10% of "Net cash from operations," as defined in the Partnership Agreement, to be paid to the Managing General Partner for executive and administrative management services. There was no such fee earned by the Managing General Partner for the years ended December 31, 2008 and 2007. At December 31, 2008 and 2007 there were no fees owed to the Managing General Partner.

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

In accordance with the Partnership Agreement, during the year ended December 31, 2008, AIMCO Properties, L.P., an affiliate of the Managing General Partner advanced the Partnership approximately $876,000 to fund operating expenses and capital improvements at the Partnership’s investment properties.  The advances bear interest at the prime rate plus 2% (5.25% at December 31, 2008).  Interest expense was approximately $11,000 for the year ended December 31, 2008.  There were no such advances or interest expense during the year ended December 31, 2007.  At December 31, 2008, there were outstanding advances and associated accrued interest of approximately $887,000, which are included in due to affiliates. At December 31, 2007, there were no outstanding advances or associated accrued interest due to affiliates of the Managing General Partner. Subsequent to December 31, 2008, the Partnership received additional advances of approximately $317,000. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2008 and 2007, the Partnership was charged by AIMCO and its affiliates approximately $138,000 and $167,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 71,418 limited partnership units (the “Units”) in the Partnership representing 71.56% of the outstanding Units at December 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 71.56% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note E – Investment Properties and Accumulated Depreciation

		Initial Cost
		To Partnership
		(in thousands)
			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)
Deer Creek Apartments	$23,235	$ 953	$ 8,863	$ 7,756
Landmark Apartments	8,535	738	9,885	5,843
Totals	$31,770	$ 1,691	$18,748	$13,599

Note E – Investment Properties and Accumulated Depreciation(continued)

	Gross Amount At Which Carried
	At December 31, 2008
	(in thousands)
		Buildings
		And Related
		Personal		Accumulated	Date	Depreciable
Description	Land	Property	Total	Depreciation	Acquired	Life
				(in thousands)
Deer Creek
Apartments	$ 953	$16,619	$17,572	$13,261	09/28/83	5-30 yrs
Landmark
Apartments	738	15,728	16,466	13,383	12/16/83	5-30 yrs
Totals	$1,691	$32,347	$34,038	$26,644

Reconciliation of "investment properties and accumulated depreciation":

	Years Ended December 31,
	2008	2007
	(in thousands)
Investment Properties
Balance at beginning of year	$31,886	$30,803
Property improvements and replacements	2,158	1,190
Disposal of property	(6)	(107)
Balance at end of year	$34,038	$31,886

Accumulated Depreciation
Balance at beginning of year	$25,510	$24,654
Additions charged to expense	1,140	963
Disposal of property	(6)	(107)
Balance at end of year	$26,644	$25,510

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2008 and 2007 is approximately $36,219,000 and $34,158,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2008 and 2007 is approximately $27,328,000 and $26,265,000, respectively.

Note F – Casualty Event

In June 2007, Deer Creek Apartments incurred damages of approximately $215,000 from a fire that damaged four apartment units.  During the year ended December 31, 2007, the Partnership recognized a casualty gain of approximately $164,000 as a result of the receipt of insurance proceeds of approximately $164,000. The Partnership recognized an additional gain of approximately $33,000 during the year ended December 31, 2008 as a result of the receipt of additional insurance proceeds of approximately $33,000.  The damaged assets were fully depreciated.

Note G – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed. During the fourth quarter of 2008, the Partnership paid approximately $3,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by the plaintiff’s counsel are not resolved. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property, including lead-based paint. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

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

Note H – Subsequent Event

On March 11, 2009, the Partnership refinanced the mortgage debt encumbering Landmark Apartments. The previous mortgage debt, which had an outstanding principal balance of approximately $8,535,000, was repaid with proceeds from the new mortgage loan and from funds of approximately $477,000 held in a repair reserve by the previous lender. The refinancing replaced the existing mortgage debt with a new mortgage loan in the principal amount of $8,850,000 and established a new repair reserve of approximately $658,000. The repair reserve includes approximately $520,000 which is for capital expenditures to be completed by March 31, 2010. The new mortgage loan bears interest at an adjustable interest rate of the monthly LIBOR Index Rate plus 4.01%, capped at 7.25% per annum. Beginning on May 1, 2009, the new mortgage loan will require monthly payments of principal and interest of approximately $45,000 through the April 1, 2016 maturity date. The amount of the monthly payment will vary with the interest rate which was 4.57% at the time of the refinancing. The new mortgage loan has a balloon payment due at maturity, which is estimated to be approximately $7,729,000 based on the current interest rate at the time of the refinancing of 4.57%.  The Partnership may prepay the mortgage loan at any time with 30 days written notice to the lender, subject to a prepayment penalty.

As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.

ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures.

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2008.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2008, the Partnership’s internal control over financial reporting is effective.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The names and ages of, as well as the positions and officers held by the present directors and officers of Angeles Realty Corporation II (“ARC II” or the “Managing General Partner”), the Managing General Partner of Angeles Income Properties, Ltd. II (the “Partnership” or “Registrant”) as of December 31, 2008, are set forth below. There are no family relationships between or among any officers or directors.

Name	Age	Position

Steven D. Cordes	37	Director and Senior Vice President
Harry G. Alcock	46	Director and Executive Vice President
Timothy J. Beaudin	50	President and Chief Operating Officer
David R. Robertson	43	President and Chief Financial Officer
Lisa R. Cohn	40	Executive Vice President, General Counsel and Secretary
Patti K. Fielding	45	Executive Vice President – Securities and Debt; Treasurer
Paul Beldin	35	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	47	Vice President

Steven D. Cordes was appointed as a Director of the Managing General Partner effective March 2, 2009.  Mr. Cordes has been a Senior Vice President of the Managing General Partner and AIMCO since May 2007.  Mr. Cordes was appointed Senior Vice President – Structured Equity in May 2007.  Mr. Cordes joined AIMCO in 2001 as a Vice President of Capital Markets with responsibility for AIMCO’s joint ventures and equity capital markets activity.  Prior to joining AIMCO, Mr. Cordes was a manager in the financial consulting practice of PricewaterhouseCoopers.  Effective March 2009, Mr. Cordes was appointed to serve as the equivalent of the chief executive officer of the Partnership.

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999. Mr. Alcock focuses on transactions related to AIMCO’s portfolio of properties in the western portion of the United States.

Timothy J. Beaudin was appointed Executive Vice President and Chief Development Officer of the Managing General Partner and AIMCO in October 2005 and was appointed Executive Vice President and Chief Property Operating Officer of the Managing General Partner and AIMCO in October 2008.  Mr. Beaudin was promoted to President and Chief Operating Officer of AIMCO in February 2009. Mr. Beaudin oversees conventional and affordable property operations and information technology, in addition to redevelopment and construction services.  He is also responsible for asset management for conventional properties.  Prior to joining AIMCO and beginning in 1995, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

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

David R. Robertson was appointed President and Chief Investment Officer of AIMCO in February 2009, and on March 1, 2009, he also became Chief Financial Officer of AIMCO and the Managing General Partner.  Mr. Robertson joined AIMCO as Executive Vice President in February 2002 and has served as Chief Investment Officer since March 2007.  In addition to serving as AIMCO’s chief financial officer, Mr. Robertson is responsible for portfolio strategy, capital allocation, investments, joint ventures, asset management and transaction activities.  Since February 1996, Mr. Robertson has served as Chairman of Robeks Corporation, a 150-unit privately held chain of specialty food stores that he founded.

Paul Beldin was appointed Senior Vice President and Chief Accounting Officer of AIMCO and the Managing General Partner in May 2008.  Mr. Beldin joined AIMCO in May 2008.  Prior to that, Mr. Beldin served as controller and then as chief financial officer of America First Apartment Investors, Inc., a publicly traded multifamily real estate investment trust, from May 2005 to September 2007 when the company was acquired by Sentinel Real Estate Corporation.  Prior to joining America First Apartment Investors, Inc., Mr. Beldin was a senior manager at Deloitte and Touche LLP, where he was employed from August 1996 to May 2005, including two years as an audit manager in SEC services at Deloitte’s national office.

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

The board of directors of the Managing General Partner does not have a separate audit committee. As such, the board of directors of the Managing General Partner fulfills the functions of an audit committee. The board of directors has determined that Steven D. Cordes meets the requirement of an "audit committee financial expert".

The directors and officers of the Managing General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO.  AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com).  AIMCO's website is not incorporated by reference to this filing.

Item 11.    Executive Compensation.

No remuneration was paid by the Partnership to any director or officer of the Managing General Partner during the year ended December 31, 2008.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units (the “Units”) of the Registrant as of December 31, 2008.

Entity	Number of Units	Percentage

CooperRiverProperties, LLC
(an affiliate of AIMCO)	5,864	5.88%
AIMCO IPLP, L.P.
(an affiliate of AIMCO)	3,990	4.00%
Broad RiverProperties, LLC
(an affiliate of AIMCO)	8,908	8.92%
AIMCO Properties, L.P.
(an affiliate of AIMCO)	52,656	52.76%

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $315,000 and $300,000 for the years ended December 31, 2008 and 2007, respectively, which are included in operating expenses on the statements of operations included in “Item 8. Financial Statements and Supplementary Data”.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $301,000 and $206,000 for the years ended December 31, 2008 and 2007, respectively, which are included in general and administrative expenses and investment properties on the financial statements included in “Item 8. Financial Statements and Supplementary Data”. The portion of these reimbursements included in investment properties for the years ended December 31, 2008 and 2007 are construction management services provided by an affiliate of the Managing General Partner of approximately $183,000 and $81,000, respectively. At December 31, 2008, approximately $93,000 of these reimbursements remain unpaid and are included in due to affiliates. There were no such reimbursements outstanding at December 31, 2007.

The Partnership Agreement provides for a fee equal to 10% of "Net cash from operations," as defined in the Partnership Agreement, to be paid to the Managing General Partner for executive and administrative management services. There was no such fee earned by the Managing General Partner for the years ended December 31, 2008 and 2007. At December 31, 2008 and 2007 there were no fees owed to the Managing General Partner.

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

In accordance with the Partnership Agreement, during the year ended December 31, 2008, AIMCO Properties, L.P., an affiliate of the Managing General Partner advanced the Partnership approximately $876,000 to fund operating expenses and capital improvements at the Partnership’s investment properties.  The advances bear interest at the prime rate plus 2% (5.25% at December 31, 2008).  Interest expense was approximately $11,000 for the year ended December 31, 2008.  There were no such advances or interest expense during the year ended December 31, 2007.  At December 31, 2008, there were outstanding advances and associated accrued interest of approximately $887,000, which are included in due to affiliates. At December 31, 2007, there were no outstanding advances or associated accrued interest due to affiliates of the Managing General Partner. Subsequent to December 31, 2008, the Partnership received additional advances of approximately $317,000. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2008 and 2007, the Partnership was charged by AIMCO and its affiliates approximately $138,000 and $167,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 71,418 Units in the Partnership representing 71.56% of the outstanding Units at December 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 71.56% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Neither of the Managing General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 14.    Principal Accounting Fees and Services.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2009. The aggregate fees billed for services rendered by Ernst & Young LLP during the years ended December 31, 2008 and 2007 are described below.

Audit Fees. Fees for audit services totaled approximately $47,000 and $41,000 for 2008 and 2007, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees. Fees for tax services totaled approximately $10,000 and $9,000 for 2008 and 2007, respectively.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)   Report of Independent Registered Public Accounting Firm

      Balance Sheets - December 31, 2008 and 2007

Statements of Operations - Years ended December 31, 2008 and 2007

Statements of Changes in Partners' Deficit - Years ended December 31, 2008 and 2007

Statements of Cash Flows - Years ended December 31, 2008 and 2007

      Notes to Financial Statements

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

(b)   See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANGELES INCOME PROPERTIES, LTD. II

By: Angeles Realty Corporation II
Managing General Partner

By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 24, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 24, 2009
Harry G. Alcock	Vice President

/s/Steven D. Cordes	Director and Senior	Date: March 24, 2009
Steven D. Cordes	Vice President

/s/Stephen B. Waters	Vice President	Date: March 24, 2009
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

10.37       Multifamily Note, dated March 11, 2009, between Landmark (NC), LLC, a Delaware limited liability company and Capmark Bank, a Utah industrial bank, incorporated by reference to the Current Report on Form 8-K dated March 11, 2009.

10.38       Multifamily Deed of Trust, Assignment of Rents and Security Agreement, dated March 11, 2009, between Landmark (NC), LLC, a Delaware limited liability company and Capmark Bank, a Utah industrial bank, incorporated by reference to the Current Report on Form 8-K dated March 11, 2009.

10.39       Guaranty, dated March 11, 2009, between AIMCO Properties, L.P., a Delaware limited partnership, and Capmark Bank, a Utah industrial bank, incorporated by reference to the Current Report on Form 8-K dated March 11, 2009.

10.40       Repair Escrow Agreement, dated March 11, 2009, between Landmark (NC), LLC, a Delaware limited liability company and Capmark Bank, a Utah industrial bank, incorporated by reference to the Current Report on Form 8-K dated March 11, 2009.

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