Form 10-Q
period 2009-03-31
ANGELES INCOME PROPERTIES LTD II
filed 2009-05-12
CIK 711642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes  [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X] No

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

ANGELES INCOME PROPERTIES, LTD. II

BALANCE SHEETS

 (in thousands, except unit data)

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 99	$ 84
Receivables and deposits	272	256
Restricted escrow	658	477
Other assets	577	453
Investment properties:
Land	1,691	1,691
Buildings and related personal property	32,578	32,347
	34,269	34,038
Less accumulated depreciation	(26,961)	(26,644)
	7,308	7,394
	$ 8,914	$ 8,664

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 180	$ 257
Tenant security deposit liabilities	180	189
Due to affiliates (Note B)	1,332	980
Accrued property taxes	37	--
Other liabilities	243	359
Mortgage notes payable (Note D)	32,011	31,770
	33,983	33,555

Partners' Deficit
General partners	(689)	(687)
Limited partners (99,804 units issued and
outstanding)	(24,380)	(24,204)
	(25,069)	(24,891)
	$ 8,914	$ 8,664

Note: The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

ANGELES INCOME PROPERTIES, LTD. II

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2009	2008

Revenues:
Rental income	$ 1,437	$ 1,480
Other income	131	125
Total revenues	1,568	1,605

Expenses:
Operating	613	603
General and administrative	63	71
Depreciation	317	269
Interest	539	537
Property taxes	133	141
Loss on early extinguishment of debt (Note D)	81	--
Total expenses	1,746	1,621

Casualty gain (Note C)	--	33

Net (loss) income	$ (178)	$ 17

Net (loss) income allocated to general partners (1%)	$ (2)	$ --

Net (loss) income allocated to limited partners (99%)	(176)	17

	$ (178)	$ 17

Net (loss) income per limited partnership unit	$ (1.76)	$ 0.17

See Accompanying Notes to Financial Statements

ANGELES INCOME PROPERTIES, LTD. II

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	100,000	$ 1	$ 50,000	$ 50,001

Partners' deficit at
December 31, 2008	99,804	$ (687)	$(24,204)	$(24,891)

Net loss for the three months
ended March 31, 2009	--	(2)	(176)	(178)

Partners' deficit at
March 31, 2009	99,804	$ (689)	$(24,380)	$(25,069)

See Accompanying Notes to Financial Statements

ANGELES INCOME PROPERTIES, LTD. II

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$ (178)	$ 17
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation	317	269
Amortization of loan costs	24	23
Casualty gain	--	(33)
Loss on early extinguishment of debt	81	--
Change in accounts:
Receivables and deposits	(16)	(25)
Other assets	(79)	(109)
Accounts payable	25	(11)
Tenant security deposit liabilities	(9)	9
Accrued property taxes	37	40
Other liabilities	(116)	(45)
Due to affiliates	35	--
Net cash provided by operating activities	121	135

Cash flows from investing activities:
Property improvements and replacements	(333)	(449)
Net deposits to restricted escrows	(181)	--
Insurance proceeds received	--	33
Net cash used in investing activities	(514)	(416)

Cash flows from financing activities:
Payments on mortgage notes payable	(74)	(67)
Repayment of mortgage note payable	(8,535)	--
Proceeds from mortgage note payable	8,850	--
Prepayment penalty paid	(50)	--
Advances from affiliates	317	--
Loan costs paid	(100)	--
Net cash provided by (used in) financing activities	408	(67)

Net increase (decrease) in cash and cash equivalents	15	(348)
Cash and cash equivalents at beginning of period	84	527
Cash and cash equivalents at end of period	$ 99	$ 179

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 546	$ 518
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in accounts
payable	$ 34	$ 54

At December 31, 2008 and 2007, approximately $136,000 and $87,000, respectively, of property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the three months ended March 31, 2009 and 2008, respectively.

See Accompanying Notes to Financial Statements

ANGELES INCOME PROPERTIES, LTD. II

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of Angeles Income Properties, Ltd. II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), which is wholly-owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from both of the Partnership’s properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $78,000 for each of the three month periods ended March 31, 2009 and 2008, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $56,000 and $55,000 for the three months ended March 31, 2009 and 2008, respectively, which are included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the three months ended March 31, 2009 and 2008 are construction management services provided by an affiliate of the Managing General Partner of approximately $34,000 and $29,000, respectively. At March 31, 2009 and December 31, 2008, approximately $114,000 and $93,000, respectively, of these reimbursements remain unpaid and are included in due to affiliates on the accompanying balance sheets.

The Partnership Agreement provides for a fee equal to 10% of "Net cash from operations," as defined in the Partnership Agreement, to be paid to the Managing General Partner for executive and administrative management services.  There was no such fee earned by the Managing General Partner for the three months ended March 31, 2009 and 2008. At March 31, 2009 and December 31, 2008, there were no outstanding fees owed to the Managing General Partner.

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

In accordance with the Partnership Agreement, during the three months ended March 31, 2009, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced to the Partnership approximately $317,000 to fund operating expenses, property taxes, and a rate lock deposit related to the refinance at Landmark Apartments. The advances bear interest at the prime rate plus 2% (5.25% at March 31, 2009). Interest expense was approximately $14,000 for the three months ended March 31, 2009.  There were no such advances or interest expense during the three months ended March 31, 2008.  At March 31, 2009 and December 31, 2008, there were outstanding advances and associated accrued interest of approximately $1,218,000 and $887,000, which are included in due to affiliates on the accompanying balance sheets. Subsequent to March 31, 2009, the Partnership received an advance of approximately $21,000 to pay real estate taxes at Deer Creek Apartments. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2009, the Partnership was charged by AIMCO and its affiliates approximately $57,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2009 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $138,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

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

Note D – Refinancing of Mortgage Notes Payable

On March 11, 2009, the Partnership refinanced the mortgage encumbering Landmark Apartments. The refinancing replaced the existing mortgage of approximately $8,535,000, with a new mortgage in the amount of $8,850,000. The new mortgage requires monthly payments of principal and interest beginning on May 1, 2009 until the loan matures April 1, 2016 with a balloon payment due at maturity. The new mortgage bears interest at an adjustable interest rate of the monthly LIBOR Index Rate plus 4.01%, capped at 7.25% per annum. Total capitalized loan costs associated with the new mortgage were approximately $100,000 and are included in other assets on the accompanying balance sheets. The Partnership recorded a loss on the early extinguishment of debt of approximately $81,000, as a result of the write off of unamortized loan costs and a prepayment penalty. As a condition of the new mortgage, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage.

Note E – Contingencies

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2009 and 2008:

	Average Occupancy
Property	2009	2008

Deer Creek Apartments (1)	93%	97%
Plainsboro, New Jersey
Landmark Apartments	97%	96%
Raleigh, North Carolina

(1)   The Managing General Partner attributes the decrease in occupancy at Deer Creek Apartments to decreased marketing efforts.

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

Results of Operations

The Partnership’s net loss for the three months ended March 31, 2009 was approximately $178,000, compared to net income of approximately $17,000 for the three months ended March 31, 2008. The increase in net loss is due to an increase in total expenses and decreases in total revenues and casualty gain. Total expenses increased primarily due to an increase in depreciation expense and the recognition of loss on early extinguishment of debt as a result of the refinancing of the mortgage encumbering Landmark Apartments. Operating, general and administrative, interest and property tax expenses remained relatively constant for the comparable periods. The increase in depreciation expense is due to property improvements and replacements placed into service at the Partnership’s investment properties.

Included in general and administrative expenses for the three months ended March 31, 2009 and 2008 are a New Jersey partnership tax expense, management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies, and the annual audit required by the Partnership Agreement.

The decrease in total revenues is primarily due to a decrease in rental income. Other income remained relatively constant for the comparable periods. Rental income decreased due to a decrease in occupancy and an increase in bad debt expense at Deer Creek Apartments, partially offset by an increase in the average rental rates at both of the Partnership’s investment properties.

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

Liquidity and Capital Resources

At March 31, 2009 the Partnership had cash and cash equivalents of approximately $99,000, compared to approximately $179,000 at March 31, 2008. The increase in cash and cash equivalents of approximately $15,000, from December 31, 2008, is due to approximately $408,000 and $121,000 of cash provided by financing and operating activities, respectively, partially offset by approximately $514,000 of cash used in investing activities. Cash provided by financing activities consisted of advances from affiliates and proceeds from mortgage note payable, partially offset by loan costs paid, repayment of mortgage note payable, prepayment penalty paid, and payments of principal made on the mortgages encumbering Deer Creek Apartments. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows. The Partnership invests its working capital reserves in interest bearing accounts.

In accordance with the Partnership Agreement, during the three months ended March 31, 2009, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced to the Partnership approximately $317,000 to fund operating expenses, property taxes, and a rate lock deposit related to the refinance at Landmark Apartments. The advances bear interest at the prime rate plus 2% (5.25% at March 31, 2009). Interest expense was approximately $14,000 for the three months ended March 31, 2009.  There were no such advances or interest expense during the three months ended March 31, 2008.  At March 31, 2009 and December 31, 2008, there were outstanding advances and associated accrued interest of approximately $1,218,000 and $887,000, which are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

Deer Creek Apartments

During the three months ended March 31, 2009, the Partnership completed approximately $60,000 of capital improvements at the property consisting primarily of appliance and floor covering replacements and roof replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Landmark Apartments

During the three months ended March 31, 2009, the Partnership completed approximately $171,000 of capital improvements at the property consisting primarily of electrical upgrades, air conditioning unit and floor covering replacements, and balcony and door replacements.  These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, replacement reserves, or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and repayment of advances from affiliates) of the Partnership.  On March 11, 2009, the Partnership refinanced the mortgage encumbering Landmark Apartments. The refinancing replaced the existing mortgage of approximately $8,535,000, with a new mortgage in the amount of $8,850,000. The new mortgage requires monthly payments of principal and interest beginning on May 1, 2009 until the loan matures April 1, 2016 with a balloon payment due at maturity. The new mortgage bears interest at an adjustable interest rate of the monthly LIBOR Index Rate plus 4.01%, capped at 7.25% per annum. Total capitalized loan costs associated with the new mortgage were approximately $100,000 and are included in other assets. The Partnership recorded a loss on the early extinguishment of debt of approximately $81,000, as a result of the write off of unamortized loan costs and a prepayment penalty. As a condition of the new mortgage, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage.

The mortgage indebtedness encumbering Deer Creek Apartments of approximately $23,161,000 requires monthly payments of principal and interest until the loans mature on September 1, 2015, with balloon payments totaling approximately $20,900,000 due at maturity. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to the maturity dates.  If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

The Partnership made no distributions during the three months ended March 31, 2009 and 2008.  Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners during 2009 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 71,418 limited partnership units (the "Units") in the Partnership representing 71.56% of the outstanding Units at March 31, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner.  As a result of its ownership of 71.56% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership.  Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder.  As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

ANGELES INCOME PROPERTIES, LTD. II

By: Angeles Realty Corporation II
Managing General Partner

Date: May 12, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 12, 2009	By: /s/Stephen B. Waters
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