Form 10-Q
period 2009-06-30
ANGELES INCOME PROPERTIES LTD II
filed 2009-08-13
CIK 711642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

ANGELES INCOME PROPERTIES, LTD. II

BALANCE SHEETS

 (in thousands, except unit data)

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 201	$ 84
Receivables and deposits	244	256
Restricted escrow	684	477
Other assets	540	453
Investment properties:
Land	1,691	1,691
Buildings and related personal property	32,835	32,347
	34,526	34,038
Less accumulated depreciation	(27,281)	(26,644)
	7,245	7,394
	$ 8,914	$ 8,664

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 351	$ 257
Tenant security deposit liabilities	168	189
Due to affiliates (Note B)	1,383	980
Accrued property taxes	73	--
Other liabilities	270	359
Mortgage notes payable (Note D)	31,907	31,770
	34,152	33,555

Partners' Deficit
General partners	(690)	(687)
Limited partners (99,790 units issued and
outstanding)	(24,548)	(24,204)
	(25,238)	(24,891)
	$ 8,914	$ 8,664

Note: The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

ANGELES INCOME PROPERTIES, LTD. II

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Rental income	$ 1,355	$ 1,478	$ 2,792	$ 2,958
Other income	134	145	265	270
Total revenues	1,489	1,623	3,057	3,228

Expenses:
Operating	626	608	1,239	1,211
General and administrative	62	77	125	148
Depreciation	320	277	637	546
Interest	516	541	1,055	1,078
Property taxes	134	141	267	282
Loss on early extinguishment
of debt (Note D)	--	--	81	--
Total expenses	1,658	1,644	3,404	3,265

Casualty gain (Note C)	--	--	--	33

Net loss	$ (169)	$ (21)	$ (347)	$ (4)

Net loss allocated to general
partners (1%)	$ (2)	$ --	(3)	$ --
Net loss allocated to limited
partners (99%)	(167)	(21)	(344)	(4)

	$ (169)	$ (21)	$ (347)	$ (4)

Net loss per limited
partnership unit	$ (1.67)	$ (0.21)	$ (3.45)	$ (0.04)

See Accompanying Notes to Financial Statements

ANGELES INCOME PROPERTIES, LTD. II

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	100,000	$ 1	$ 50,000	$ 50,001

Partners' deficit at
December 31, 2008	99,804	$ (687)	$(24,204)	$(24,891)

Abandonment of limited
partnership units (Note A)	(14)	--	--	--

Net loss for the six months
ended June 30, 2009	--	(3)	(344)	(347)

Partners' deficit at
June 30, 2009	99,790	$ (690)	$(24,548)	$ (25,238)

See Accompanying Notes to Financial Statements

ANGELES INCOME PROPERTIES, LTD. II

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$ (347)	$ (4)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	637	546
Bad debt expense	77	22
Amortization of loan costs	36	45
Casualty gain	--	(33)
Loss on early extinguishment of debt	81	--
Change in accounts:
Receivables and deposits	(65)	(68)
Other assets	(54)	(38)
Accounts payable	94	(40)
Tenant security deposit liabilities	(21)	17
Accrued property taxes	73	80
Due to affiliates	65	27
Other liabilities	(89)	(36)
Net cash provided by operating activities	487	518
Cash flows from investing activities:
Property improvements and replacements	(488)	(834)
Net deposits to restricted escrows	(207)	--
Insurance proceeds received	--	33
Net cash used in investing activities	(695)	(801)
Cash flows from financing activities:
Payments on mortgage notes payable	(178)	(132)
Repayment of mortgage note payable	(8,535)	--
Proceeds from mortgage note payable	8,850	--
Prepayment penalty paid	(50)	--
Advances from affiliates	338	--
Loan costs paid	(100)	--
Net cash provided by (used in) financing
activities	325	(132)

Net increase (decrease) in cash and cash equivalents	117	(415)
Cash and cash equivalents at beginning of period	84	527
Cash and cash equivalents at end of period	$ 201	$ 112

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,039	$ 1,042
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 136	$ 73

At December 31, 2008 and 2007, approximately $136,000 and $87,000, respectively, of property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the six months ended June 30, 2009 and 2008, respectively.

See Accompanying Notes to Financial Statements

ANGELES INCOME PROPERTIES, LTD. II

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of Angeles Income Properties, Ltd. II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), which is wholly-owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

The Partnership’s management evaluated for subsequent events through the time this Quarterly Report on Form 10-Q was filed on August 13, 2009.

Certain reclassifications have been made to the 2008 balances to conform to the 2009 presentation.

Abandoned Units

During 2009, the number of limited partnership units decreased by 14 units due to limited partners abandoning their units. In abandoning his or her units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of the abandonment.

Recent Accounting Pronouncement

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the Codification, will become the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  Following SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the Codification. The Partnership does not anticipate that SFAS No. 168 will have a significant effect on its financial statements.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from both of the Partnership’s properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $152,000 and $158,000 for the six months ended June 30, 2009 and 2008, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $82,000 and $96,000 for the six months ended June 30, 2009 and 2008, respectively, which are included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the six months ended June 30, 2009 and 2008 are construction management services provided by an affiliate of the Managing General Partner of approximately $46,000 and $43,000, respectively. At June 30, 2009 and December 31, 2008, approximately $128,000 and $93,000, respectively, of these reimbursements remain unpaid and are included in due to affiliates on the accompanying balance sheets.

The Partnership Agreement provides for a fee equal to 10% of "Net cash from operations," as defined in the Partnership Agreement, to be paid to the Managing General Partner for executive and administrative management services.  There was no such fee earned by the Managing General Partner for the six months ended June 30, 2009 and 2008. At June 30, 2009 and December 31, 2008, there were no outstanding fees owed to the Managing General Partner.

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

In accordance with the Partnership Agreement, during the six months ended June 30, 2009, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced to the Partnership approximately $338,000 to fund operating expenses, property taxes, and a rate lock deposit related to the refinancing at Landmark Apartments. The advances bear interest at the prime rate plus 2% (5.25% at June 30, 2009). Interest expense was approximately $30,000 for the six months ended June 30, 2009.  There were no such advances or interest expense during the six months ended June 30, 2008.  At June 30, 2009 and December 31, 2008, there were outstanding advances and associated accrued interest of approximately $1,255,000 and $887,000, respectively, which are included in due to affiliates on the accompanying balance sheets. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2009, the Partnership was charged by AIMCO and its affiliates approximately $78,000 for insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2009 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $138,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

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

Note D – Refinancing of Mortgage Notes Payable

On March 11, 2009, the Partnership refinanced the mortgage encumbering Landmark Apartments. The refinancing replaced the existing mortgage of approximately $8,535,000, with a new mortgage in the amount of $8,850,000. The new mortgage requires monthly payments of principal and interest beginning on May 1, 2009 until the loan matures April 1, 2016 with a balloon payment due at maturity. The new mortgage bears interest at an adjustable interest rate of the monthly LIBOR Index Rate plus 4.01%, capped at 7.25% per annum. Total capitalized loan costs associated with the new mortgage were approximately $100,000 and are included in other assets on the accompanying balance sheet. During the six months ended June 30, 2009, the Partnership recorded a loss on the early extinguishment of debt of approximately $81,000, as a result of the write off of unamortized loan costs and a prepayment penalty. As a condition of the new mortgage, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain non-recourse obligations and liabilities of the Partnership with respect to the new mortgage.

Note E – Subsequent Events

On July 31, 2009, the Partnership entered into a sale contract with a third party relating to the sale of Landmark Apartments, which is expected to close during the fourth quarter of 2009 for a total sales price of $11,800,000. On August 5, 2009, the Partnership entered into a sale contract with a third party relating to the sale of Deer Creek Apartments, which is expected to close during the fourth quarter of 2009 for a total sales price of approximately $27,800,000. The Partnership determined that certain criteria of SFAS No. 144 were not met at June 30, 2009 and therefore continues to report the assets and liabilities of the investment properties as held for investment and their operations as continuing operations.

Note F – Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt.  At June 30, 2009, the fair value of the Partnership's long-term debt at the Partnership's incremental borrowing rate approximated its carrying value.

Note G – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $3,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by the plaintiff’s counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. The arbitrations have not yet been scheduled. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and , in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s properties and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risk; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2009 and 2008:

	Average Occupancy
Property	2009	2008

Deer Creek Apartments (1)	92%	97%
Plainsboro, New Jersey
Landmark Apartments	96%	96%
Raleigh, North Carolina

(1)   The Managing General Partner attributes the decrease in occupancy at Deer Creek Apartments to job transfers and job losses in the local area.

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

Results of Operations

The Partnership’s net loss for the three and six months ended June 30, 2009 was approximately $169,000 and $347,000, respectively, compared to net loss of approximately $21,000 and $4,000 for the three and six months ended June 30, 2008, respectively. The increase in net loss for both the three and six months ended June 30, 2009 is due to an increase in total expenses and a decrease in total revenues. The increase in net loss for the six months ended June 30, 2009 is also due to the recognition of a casualty gain in 2008. Total expenses increased for both the three and six months ended June 30, 2009 due to increases in operating and depreciation expenses, partially offset by decreases in general and administrative, interest and property tax expenses. Total expenses also increased for the six months ended June 30, 2009 due to the recognition of loss on early extinguishment of debt as a result of the refinancing of the mortgage encumbering Landmark Apartments in March 2009. Operating expenses increased for both periods due to increases in utilities and salaries and related benefits at Deer Creek Apartments, partially offset by decreases in insurance expense and the cost of repairs at Landmark Apartments resulting from various minor fire and water leak damages in 2008. Operating expenses also increased for the six month period due to an increase in salaries and related benefits at Landmark Apartments, partially offset by decreases in eviction costs and other administrative costs at both properties.  The increase in depreciation expense for both periods is due to property improvements and replacements placed into service at the Partnership’s investment properties. Interest expense decreased for both periods primarily due to a decrease in the interest rate on the mortgage encumbering Landmark Apartments as a result of the refinancing in March 2009 and scheduled principal payments made on the mortgages encumbering Deer Creek Apartments, which reduced the carrying balance of the loans, partially offset by an increase in interest expense on advances from AIMCO Properties, L.P., an affiliate of the Managing General Partner, as a result of advances during the three and six months ended June 30, 2009. Property tax expense decreased for both periods due a decrease in the property tax rate at both of the Partnership’s investment properties.

General and administrative expense decreased for both the three and six months ended June 30, 2009 due to a decrease in management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three and six months ended June 30, 2009 and 2008 are a New Jersey partnership tax expense, costs associated with the quarterly and annual communications with investors and regulatory agencies, and the annual audit required by the Partnership Agreement.

Total revenues decreased for both the three and six months ended June 30, 2009 primarily due to a decrease in rental income. Rental income decreased for both periods primarily due to decreases in occupancy and rental rates at Deer Creek Apartments and an increase in bad debt expense at Deer Creek Apartments.

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

Liquidity and Capital Resources

At June 30, 2009 the Partnership had cash and cash equivalents of approximately $201,000, compared to approximately $112,000 at June 30, 2008. The increase in cash and cash equivalents of approximately $117,000, from December 31, 2008, is due to approximately $325,000 and $487,000 of cash provided by financing and operating activities, respectively, partially offset by approximately $695,000 of cash used in investing activities. Cash provided by financing activities consisted of advances from affiliates and proceeds from mortgage note payable, partially offset by loan costs paid, repayment of mortgage note payable, prepayment penalty paid, and payments on mortgage notes payable. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows. The Partnership invests its working capital reserves in interest bearing accounts.

In accordance with the Partnership Agreement, during the six months ended June 30, 2009, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced to the Partnership approximately $338,000 to fund operating expenses, property taxes, and a rate lock deposit related to the refinancing at Landmark Apartments. The advances bear interest at the prime rate plus 2% (5.25% at June 30, 2009). Interest expense was approximately $30,000 for the six months ended June 30, 2009.  There were no such advances or interest expense during the six months ended June 30, 2008.  At June 30, 2009 and December 31, 2008, there were outstanding advances and associated accrued interest of approximately $1,255,000 and $887,000, respectively, which are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

Deer Creek Apartments

During the six months ended June 30, 2009, the Partnership completed approximately $140,000 of capital improvements at the property consisting primarily of exterior painting, appliance and floor covering replacements and roof replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Landmark Apartments

During the six months ended June 30, 2009, the Partnership completed approximately $348,000 of capital improvements at the property consisting primarily of electrical upgrades, air conditioning unit replacement, swimming pool upgrades, balcony and door replacements and floor covering replacement.  These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2009. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, replacement reserves, or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and repayment of advances from affiliates) of the Partnership.  On March 11, 2009, the Partnership refinanced the mortgage encumbering Landmark Apartments. The refinancing replaced the existing mortgage of approximately $8,535,000, with a new mortgage in the amount of $8,850,000. The new mortgage requires monthly payments of principal and interest beginning on May 1, 2009 until the loan matures April 1, 2016 with a balloon payment due at maturity. The new mortgage bears interest at an adjustable interest rate of the monthly LIBOR Index Rate plus 4.01%, capped at 7.25% per annum. Total capitalized loan costs associated with the new mortgage were approximately $100,000 and are included in other assets. During the six months ended June 30, 2009, the Partnership recorded a loss on the early extinguishment of debt of approximately $81,000, as a result of the write off of unamortized loan costs and a prepayment penalty. As a condition of the new mortgage, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain non-recourse obligations and liabilities of the Partnership with respect to the new mortgage.

The mortgage indebtedness encumbering Deer Creek Apartments of approximately $23,092,000 requires monthly payments of principal and interest until the loans mature on September 1, 2015, with balloon payments totaling approximately $20,900,000 due at maturity. The mortgage indebtedness encumbering Landmark Apartments of approximately $8,815,000 requires monthly payments of principal and interest until the loan matures on April 1, 2016, with a balloon payment totaling approximately $7,729,000 due at maturity. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to the maturity dates. If the investment properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

The Partnership made no distributions during the six months ended June 30, 2009 and 2008.  Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at June 30, 2009, there can be no assurance that the Partnership will generate sufficient funds from operations after planned capital expenditures to permit any distributions to its partners during 2009 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 71,418 limited partnership units (the "Units") in the Partnership representing 71.57% of the outstanding Units at June 30, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner.  As a result of its ownership of 71.57% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership.  Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder.  As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $3,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by the plaintiff’s counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. The arbitrations have not yet been scheduled. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

Item 6.     Exhibits.

See Exhibit Index.

The agreements included as exhibits to this Form 10-Q contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

  should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

  have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

  may apply standards of materiality in a way that is different from what may be viewed as material to an investor; and

  were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Partnership acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-Q not misleading. Additional information about the Partnership may be found elsewhere in this Form 10-Q and the Partnership’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANGELES INCOME PROPERTIES, LTD. II

By: Angeles Realty Corporation II
Managing General Partner

Date: August 13, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: August 13, 2009	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director

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

10.42        Purchase and Sale Contract between Landmark (NC), LLC, a Delaware limited liability company, and Pennsylvania Realty Group, Inc., a Pennsylvania corporation, dated July 31, 2009, incorporated by reference to the Current Report on Form 8-K dated July 31, 2009.

10.43        Purchase and Sale Contract between Angeles Income Properties, Ltd. II, a California limited partnership and Lighthouse Property Investments, LLC, a New Jersey limited liability company, dated August 5, 2009, incorporated by reference to the Current Report on Form 8-K dated August 5, 2009.

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