Form 10-K
period 2009-12-31
ANGELES INCOME PROPERTIES LTD II
filed 2010-03-30
CIK 711642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes  [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were last sold, or the average bid and asked price of such partnership interests as of the last business day of the registrant’s most recently completed second fiscal quarter.  No market exists for the partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the Partnership’s future financial performance and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: national and local economic conditions; the general level of interest rates; the terms of governmental regulations that affect the Partnership’s properties and interpretations of those regulations; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties previously owned by the Partnership. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

The Partnership, through its public offering of Limited Partnership Units, sold 100,000 units aggregating $50,000,000.  The General Partners contributed capital in the amount of $1,000 for a 1% interest in the Partnership. The Partnership was formed for the purpose of acquiring fee and other forms of equity interests in various types of real estate property.  Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions. During the year ended December 31, 2009, the Partnership sold its two remaining properties to third parties.

As of December 31, 2009, the Partnership adopted the liquidation basis of accounting, due to the sale of both of its remaining investment properties, Landmark Apartments during October 2009 and Deer Creek Apartments during December 2009. The Managing General Partner estimates the liquidation process will be completed by September 30, 2010. Because the success in realization of assets and settlement of liabilities is based on the Managing General Partner’s best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

The Partnership has no employees.  Management and administrative services were provided by the Managing General Partner and by agents retained by the Managing General Partner. An affiliate of the Managing General Partner provided such property management services for the Partnership’s former residential properties for the years ended December 31, 2009 and 2008.

A further description of the Partnership's business is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

Item 2.     Properties.

On October 30, 2009, the Partnership sold Landmark Apartments to a third party for a gross sales price of $11,800,000.  The net proceeds realized by the Partnership were approximately $2,816,000 after payment of closing costs of approximately $203,000 and the assumption of the mortgage encumbering the property of approximately $8,781,000 by the buyer. In addition, the lender held repair escrow of approximately $659,000 was transferred to the buyer in connection with the mortgage assumption. The Partnership used approximately $1,783,000 of the net proceeds to repay amounts due to affiliates of the Managing General Partner. The Partnership recognized a gain of approximately $7,625,000 as a result of the sale during the year ended December 31, 2009.  In addition the Partnership recognized a loss on extinguishment of debt of approximately $106,000 as a result of the write off of unamortized loan costs during the year ended December 31, 2009.

On March 11, 2009, the Partnership refinanced the mortgage encumbering Landmark Apartments. The refinancing replaced the existing mortgage of approximately $8,535,000, with a new mortgage in the amount of $8,850,000. The new mortgage required monthly payments of principal and interest beginning on May 1, 2009 until the loan matured April 1, 2016 with a balloon payment due at maturity. The new mortgage bore interest at an adjustable interest rate of the monthly LIBOR Index Rate plus 4.01%, capped at 7.25% per annum. Total capitalized loan costs associated with the new mortgage were approximately $114,000 and were included in other assets. During the year ended December 31, 2009, the Partnership recorded a loss on the early extinguishment of debt of approximately $81,000, as a result of the write off of unamortized loan costs and a prepayment penalty. As a condition of the new mortgage, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain non-recourse obligations and liabilities of the Partnership with respect to the new mortgage.

The mortgage loan for Landmark Apartments was assumed by the buyer in connection with the sale of the property on October 30, 2009, and the unamortized balances of the loan costs were written off in conjunction with the sale as discussed above.

On December 18, 2009, the Partnership sold its last remaining investment property, Deer Creek Apartments, to a third party for a gross sales price of approximately $26,909,000.  The net proceeds realized by the Partnership were approximately $3,081,000 after payment of closing costs of approximately $882,000 and the assumption of the mortgages encumbering the property of approximately $22,946,000 by the buyer. The Partnership recognized a gain of approximately $22,140,000 as a result of the sale during the year ended December 31, 2009.  In addition the Partnership recognized a loss on extinguishment of debt of approximately $513,000 as a result of the write off of unamortized loan costs and the payment of a loan assumption fee during the year ended December 31, 2009.

Capital Improvements

Deer Creek Apartments

During the year ended December 31, 2009, the Partnership completed approximately $333,000 of capital improvements at the property consisting primarily of exterior painting, appliance and floor covering replacements, kitchen and bath upgrades and roof replacement. These improvements were funded from operating cash flow. The Partnership sold Deer Creek Apartments to a third party on December 18, 2009.

Landmark Apartments

During the year ended December 31, 2009, the Partnership completed approximately $685,000 of capital improvements at the property consisting primarily of electrical upgrades, air conditioning unit replacement, swimming pool upgrades, balcony and door replacements and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership sold Landmark Apartments to a third party on October 30, 2009.

Item 3.     Legal Proceedings.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the Partnership paid approximately $3,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After those arbitrations have been completed, the parties will revisit settling the on-call claims. The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitrations will take place in April 2010.  The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

PART II

Item 5.     Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Partnership, a publicly-held limited partnership, offered and sold 100,000 limited partnership units (the “Units”) aggregating $50,000,000. At December 31, 2009, the Partnership had 1,111 holders of record owning an aggregate of 99,790 Units. Affiliates of the Managing General Partner owned 71,418 Units or 71.57% at December 31, 2009. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2009 and 2008 (in thousands, except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited

	December 31,	Partnership	December 31,	Partnership
	2009	Unit	2008	Unit
Sale(1)	$ 2,871	$ 28.48	$ --	$ --

(1)   Proceeds from the October 2009 sale of Landmark Apartments and the December 2009 sale of Deer Creek Apartments.

For 2009, the distribution payable of approximately $659,000 represents the estimated New Jersey and North Carolina withholding taxes to be paid by the Partnership on behalf of certain limited partners in connection with the sale of Deer Creek Apartments and Landmark Apartments, respectively.

The Partnership’s cash available for distribution will be reviewed on a quarterly basis. Future cash distributions will depend on the amount of cash remaining after fully liquidating the Partnership.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 71,418 Units in the Partnership representing 71.57% of the outstanding Units at December 31, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 71.57% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

As of December 31, 2009, the Partnership adopted the liquidation basis of accounting due to the sale of both its remaining investment properties, Landmark Apartments during October 2009 and Deer Creek Apartments during December 2009. Prior to adopting the liquidation basis of accounting, the Partnership’s net income was approximately $28,113,000 for the year ended December 31, 2009 compared to a net loss of approximately $228,000 for the year ended December 31, 2008. The increase in net income is due to the gain from sale of discontinued operations in 2009, partially offset by an increase in loss from discontinued operations.

On October 30, 2009, the Partnership sold Landmark Apartments to a third party for a gross sales price of $11,800,000.  The net proceeds realized by the Partnership were approximately $2,816,000 after payment of closing costs of approximately $203,000 and the assumption of the mortgage encumbering the property of approximately $8,781,000 by the buyer. In addition, the lender held repair escrow of approximately $659,000 was transferred to the buyer in connection with the mortgage assumption. The Partnership used approximately $1,783,000 of the net proceeds to repay amounts due to affiliates of the Managing General Partner. The Partnership recognized a gain of approximately $7,625,000 as a result of the sale during the year ended December 31, 2009.  In addition the Partnership recognized a loss on extinguishment of debt of approximately $106,000 as a result of the write off of unamortized loan costs during the year ended December 31, 2009.

On December 18, 2009, the Partnership sold its last remaining investment property, Deer Creek Apartments, to a third party for a gross sales price of approximately $26,909,000. The net proceeds realized by the Partnership were approximately $3,081,000 after payment of closing costs of approximately $882,000 and the assumption of the mortgages encumbering the property of approximately $22,946,000 by the buyer. The Partnership recognized a gain of approximately $22,140,000 as a result of the sale during the year ended December 31, 2009.  In addition the Partnership recognized a loss on extinguishment of debt of approximately $513,000 as a result of the write off of unamortized loan costs and the payment of a loan assumption fee during the year ended December 31, 2009.

Excluding the impact of the gain from sale of discontinued operations in 2009, the Partnership’s loss from discontinued operations for the year ended December 31, 2009 was approximately $1,652,000 compared to a loss from discontinued operations of approximately $228,000 for the year ended December 31, 2008. Excluding the loss on extinguishment of debt, the increase in loss from discontinued operations is due to a decrease in total revenues and the recognition of a casualty gain in 2008, partially offset by a decrease in total expenses.

Total revenues decreased due to a decrease in rental income. Other income remained relatively constant. Rental income decreased due to decreases in occupancy and rental rates at Deer Creek Apartments as a result of job losses in the local area, the sale of Landmark Apartments on October 30, 2009 and the sale of Deer Creek Apartments on December 18, 2009.

Total expenses decreased due to decreases in operating, general and administrative and interest expenses, partially offset by increases in depreciation and property tax expenses. Operating expenses decreased primarily due to decreases in management fee expense at both properties due to a decrease in revenues upon which the fee is based and contract services and salaries and related benefits primarily at Landmark Apartments as a result of its sale. Interest expense decreased due to a decrease in the interest rate on the mortgage encumbering Landmark Apartments as a result of the refinancing in March 2009, the sale of Landmark Apartments in October 2009 and scheduled principal payments made on the mortgages encumbering Deer Creek Apartments, which reduced the carrying balance of the loans, partially offset by an increase in interest expense on advances from AIMCO Properties, L.P., an affiliate of the Managing General Partner. Depreciation expense increased due to property improvements and replacements placed into service at both investment properties, partially offset by a decrease at Landmark Apartments due to the sale of the property. Property tax expense increased due to an increase in the assessed value at Deer Creek Apartments.

General and administrative expense decreased due to a decrease in management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the years ended December 31, 2009 and 2008 are a New Jersey partnership tax, costs associated with the quarterly and annual communications with investors and regulatory agencies, and the annual audit required by the Partnership Agreement.

In June 2007, Deer Creek Apartments incurred damages of approximately $215,000 from a fire that damaged four apartment units. During 2007, the Partnership recognized a casualty gain of approximately $164,000 as a result of the receipt of insurance proceeds of approximately $164,000. The Partnership recognized an additional gain of approximately $33,000 during the year ended December 31, 2008 as a result of the receipt of additional insurance proceeds of approximately $33,000. The damaged assets were fully depreciated.

Liquidity and Capital Resources

The Partnership expects to liquidate during 2010 due to the sale of its remaining two investment properties (see “Note A – Basis of Presentation” to the financial statements included in “Item 8. Financial Statements and Supplementary Data”).

At December 31, 2009, the Partnership had cash and cash equivalents of approximately $1,285,000 compared to approximately $84,000 at December 31, 2008. Cash and cash equivalents increased approximately $1,201,000  due to approximately $4,561,000 and $80,000 of cash provided by investing and operating activities, respectively, partially offset by approximately $3,440,000 of cash used in financing activities. Cash provided by investing activities consisted of net proceeds from the sales of Landmark Apartments and Deer Creek Apartments, partially offset by property improvements and replacements and net deposits to restricted escrows. Cash used in financing activities consisted of loan costs paid, repayment of mortgage notes payable, repayment of advances from affiliate, prepayment penalty and loan assumption fee paid, payments on mortgage notes payable, and distributions to partners, partially offset by advances from affiliates, proceeds from mortgage note payable and the return of a distribution fee paid to the Managing General Partner in prior years.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its financial statements at December 31, 2009 to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon estimates of the Managing General Partner as of the date of the financial statements.

In accordance with the liquidation basis of accounting, at December 31, 2009, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount. The net adjustment required to convert to the liquidation basis of accounting was a decrease in net assets of approximately $180,000, which is included in the Statement of Changes in Partners’ (Deficiency) Capital/Net Assets in Liquidation. The net adjustment is summarized as follows:

Decrease in
Net Assets
(in thousands)

Adjustment of other assets and liabilities, net	$ (180)

The Partnership distributed the following amounts during the years ended December 31, 2009 and 2008 (in thousands, except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited

	December 31,	Partnership	December 31,	Partnership
	2009	Unit	2008	Unit
Sale(1)	$ 2,871	$ 28.48	$ --	$ --

(1)   Proceeds from the October 2009 sale of Landmark Apartments and the December 2009 sale of Deer Creek Apartments.

For 2009, the distribution payable of approximately $659,000 represents the estimated New Jersey and North Carolina withholding taxes to be paid by the Partnership on behalf of certain limited partners in connection with the sale of Deer Creek Apartments and Landmark Apartments, respectively.

The Partnership’s cash available for distribution will be reviewed on a quarterly basis. Future cash distributions will depend on the amount of cash remaining after fully liquidating the Partnership.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 71,418 Units in the Partnership representing 71.57% of the outstanding Units at December 31, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 71.57% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note B – Organization and Summary of Significant Accounting Policies" which is included in the financial statements in "Item 8. Financial Statements and Supplementary Data". The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment properties were recorded at cost, less accumulated depreciation, unless the carrying amount of the asset was not recoverable.  If events or circumstances indicated that the carrying amount of a property would not be recoverable, the Partnership made an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeded the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may have adversely affected the economic performance and value of the Partnership’s investment properties. These factors included, but were not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might have adversely affected apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not have been offset by increased rents; changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing; and changes in interest rates and the availability of financing. Any adverse changes in these and other factors could have caused an impairment of the Partnership’s assets.

Revenue Recognition

The Partnership generally leased apartment units for twelve-month terms or less.  The Partnership offered rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area.  Rental income attributable to leases, net of any concessions, was recognized on a straight-line basis over the term of the lease.  The Partnership evaluated all accounts receivable from residents and established an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Item 8.     Financial Statements and Supplementary Data.

ANGELES INCOME PROPERTIES, LTD. II

LIST OF FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm

      Statement of Net Assets in Liquidation - December 31, 2009

Balance Sheet - December 31, 2008

Statements of Discontinued Operations - Years ended December 31, 2009 and 2008

Statements of Changes in Partners' (Deficiency) Capital/Net Assets in Liquidation - Years ended December 31, 2009 and 2008

Statements of Cash Flows - Years ended December 31, 2009 and 2008

      Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Angeles Income Properties, Ltd. II

We have audited the statement of net assets in liquidation of Angeles Income Properties, Ltd. II as of December 31, 2009, the balance sheet as of December 31, 2008, and the related statements of discontinued operations, changes in partners’ (deficiency) capital/net assets in liquidation, and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note A to the financial statements, the Managing General Partner of Angeles Income Properties, Ltd. II decided to liquidate the Partnership effective December 31, 2009. As a result, the Partnership changed its basis of accounting as of December 31, 2009 to a liquidation basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of Angeles Income Properties, Ltd. II as of December 31, 2009, the financial position at December 31, 2008, and the results of its discontinued operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles applied on the bases described in the preceding paragraph.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 30, 2010

ANGELES INCOME PROPERTIES, LTD. II

STATEMENT OF NET ASSETS IN LIQUIDATION

(in thousands)

December 31, 2009

Assets
Cash and cash equivalents	$ 1,285
Receivables and deposits	58
1,343

Liabilities
Accounts payable	176
Other liabilities	71
Distribution payable (Note I)	659
Estimated costs to liquidate (Note C)	180
1,086

Net assets in liquidation	$ 257

See Accompanying Notes to Financial Statements

ANGELES INCOME PROPERTIES, LTD. II

BALANCE SHEET

(in thousands, except unit data)

December 31, 2008

Assets Held for Sale:
Cash and cash equivalents	$ 84
Receivables and deposits	256
Restricted escrow	477
Other assets	453
Investment properties (Note H):
Land	1,691
Buildings and related personal property	32,347
34,038
Less accumulated depreciation	(26,644)
7,394
$ 8,664

Liabilities and Partners' Deficit
Liabilities related to Assets Held for Sale:
Accounts payable	$ 257
Tenant security deposit liabilities	189
Due to affiliates (Note E)	980
Other liabilities	359
Mortgage notes payable (Note G)	31,770
33,555

Partners' Deficit
General partners	(687)
Limited partners (99,804 units issued and
outstanding)	(24,204)
(24,891)
$ 8,664

See Accompanying Notes to Financial Statements

ANGELES INCOME PROPERTIES, LTD. II

STATEMENTS OF DISCONTINUED OPERATIONS

(in thousands, except per unit data)

	Years Ended
	December 31,
	2009	2008
Loss from continuing operations	$ --	$ --
Income (loss) from discontinued operations:
Revenues:
Rental income	5,049	5,857
Other income	516	541
Total revenues	5,565	6,398

Expenses:
Operating	2,477	2,522
General and administrative	257	290
Depreciation	1,209	1,140
Interest	1,958	2,173
Property taxes	616	534
Loss on early extinguishment of debt (Notes G and H)	700	--
Total expenses	7,217	6,659

Casualty gain (Note F)	--	33

Loss from discontinued operations before gain from sale	(1,652)	(228)
Gain from sale of discontinued operations (Note H)	29,765	--
Net income (loss) (Note D)	$28,113	$ (228)

Net income (loss) allocated to general partners	$ 619	$ (2)
Net income (loss) allocated to limited partners	27,494	(226)
	$28,113	$ (228)

Per limited partnership unit:
Loss from discontinued operations	$ (9.45)	$ (2.26)
Gain from sale of discontinued operations	284.97	--
Net income (loss)	$275.52	$ (2.26)

Distributions per limited partnership unit	$ 28.48	$ --

See Accompanying Notes to Financial Statements

ANGELES INCOME PROPERTIES, LTD. II

STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL/NET ASSETS IN LIQUIDATION

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	100,000	$ 1	$ 50,000	$ 50,001

Partners' deficit at
December 31, 2007	99,804	$ (685)	$(23,978)	$(24,663)

Net loss for the year ended
December 31, 2008	--	(2)	(226)	(228)

Partners' deficit at
December 31, 2008	99,804	(687)	(24,204)	(24,891)

Abandonment of limited partnership
units (Note B)	(14)	--	--	--

Distribution to partners	--	(29)	(2,842)	(2,871)

Return of distribution (Note E)	--	86	--	86

Net income for the year ended
December 31, 2009	--	619	27,494	28,113

Partners' (deficiency) capital at
December 31, 2009	99,790	$ (11)	$ 448	437

Adjustment to liquidation basis
(Notes A and C)				(180)

Net assets in liquidation at
December 31, 2009				$ 257

See Accompanying Notes to Financial Statements

ANGELES INCOME PROPERTIES, LTD. II

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$ 28,113	$ (228)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	1,209	1,140
Amortization of loan costs	63	91
Casualty gain	--	(33)
Gain from sale of discontinued operations	(29,765)	--
Loss on early extinguishment of debt	700	--
Change in accounts:
Receivables and deposits	198	(31)
Other assets	85	12
Accounts payable	58	4
Tenant security deposit liabilities	(189)	(3)
Other liabilities	(288)	(31)
Due to affiliates	(104)	104
Net cash provided by operating activities	80	1,025

Cash flows from investing activities:
Property improvements and replacements	(1,154)	(2,109)
Net deposits to restricted escrows	(182)	--
Net proceeds from sale of discontinued operations	5,897	--
Insurance proceeds received	--	33
Net cash provided by (used in) investing
activities	4,561	(2,076)

Cash flows from financing activities:
Payments on mortgage notes payable	(358)	(268)
Repayment of mortgage notes payable	(8,535)	--
Proceeds from mortgage note payable	8,850	--
Prepayment penalty paid	(50)	--
Advances from affiliates	682	876
Repayment of advances from affiliates	(1,558)	--
Loan costs paid	(114)	--
Loan assumption fee paid	(231)	--
Distribution fee returned	86	--
Distributions to partners	(2,212)	--
Net cash (used in) provided by financing
activities	(3,440)	608

Net increase (decrease) in cash and cash equivalents	1,201	(443)
Cash and cash equivalents at beginning of year	84	527
Cash and cash equivalents at end of year	$ 1,285	$ 84
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 2,081	$ 2,073
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ --	$ 136
Assumption of mortgage notes payable by buyer	$ 31,727	$ --
Lender escrows assumed by buyer	$ 659	$ --
Distributions payable to limited partners	$ 659	$ --

See Accompanying Notes to Financial Statements

ANGELES INCOME PROPERTIES, LTD. II

Notes to Financial Statements

December 31, 2009

Note A – Basis of Presentation

As of December 31, 2009, Angeles Income Properties, Ltd. II (the “Partnership” or “Registrant”) adopted the liquidation basis of accounting due to the sale of both of its remaining investment properties (as discussed in “Note H – Disposition of Investment Properties “).

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its financial statements at December 31, 2009 to the liquidation basis of accounting.  Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the Managing General Partner’s estimates as of the date of the financial statements.

Angeles Realty Corporation II ("ARC II" or the “Managing General Partner”) estimates that the liquidation process will be completed by September 30, 2010. Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner’s best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

The accompanying statements of discontinued operations for the years ended December 31, 2009 and 2008 reflect the operations of Landmark Apartments and Deer Creek Apartments as income (loss) from discontinued operations and the balance sheet as of December 31, 2008 reflects the assets and liabilities of Landmark Apartments and Deer Creek Apartments as held for sale as a result of the sale of the properties on October 30, 2009 and December 18, 2009, respectively, (as discussed in “Note H”).

Note B - Organization and Summary of Significant Accounting Policies

Organization: Angeles Income Properties, Ltd. II is a California limited partnership organized on October 12, 1982 to acquire and operate residential and commercial real estate properties. The Partnership's managing general partner responsible for management of the Partnership's business is Angeles Realty Corporation II. ARC II is wholly-owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The non-managing general partner is AIMCO Properties, L.P. (an affiliate of AIMCO). The Managing General Partner and the non-managing general partner are herein collectively referred to as the "General Partners".  The Partnership Agreement provides that the Partnership is to terminate on December 31, 2037 unless terminated prior to such date.

Subsequent Events: The Partnership’s management evaluated subsequent events through the time this Annual Report on Form 10-K was filed.

Reclassifications:  Certain reclassifications have been made to the 2008 balances to conform to the 2009 presentation.

Allocations and Distributions to Partners: In accordance with the Partnership Agreement, any gain from the sale or other disposition of Partnership assets will be allocated first to the Managing General Partner to the extent of the amount of any brokerage compensation and incentive interest to which the Managing General Partner is entitled.  Any gain remaining after said allocation will be allocated to the General Partners and limited partners in proportion to their interests in the Partnership, provided that any gain shall first be allocated to the General Partners and limited partners with negative capital account balances in proportion to the sum of such negative capital accounts.

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

Recent Accounting Pronouncements: In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the FASB ASC, became the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB ASC superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the FASB ASC is now non-authoritative.  Subsequent to the effective date of SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the FASB ASC.

Depreciation: Depreciation was provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the modified accelerated cost recovery method was used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $1,183,000 and less than $1,000 at December 31, 2009 and 2008, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits: The Partnership required security deposits from all apartment lessees for the duration of the lease and such deposits are included in receivables and deposits at December 31, 2008. The security deposits were refunded when the tenant vacates the apartment provided the tenant has not damaged the space and is current on rental payments.

Investment Properties: Investment properties consisted of two apartment complexes and were stated at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  The Partnership capitalized costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes, and operating costs associated with redevelopment and construction projects were capitalized during periods in which redevelopment and construction projects were in progress.  Costs incurred in connection with capital projects were capitalized where the costs of the project exceeded $250.  Included in these capitalized costs were payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level. During the year ended December 31, 2009, the Partnership capitalized approximately $4,000, $2,000 and less than $1,000 of interest, property taxes and other operating costs. The Partnership did not capitalize interest, property taxes or other operating costs during the year ended December 31, 2008. Capitalized costs were depreciated over the useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs were expensed as incurred.

If events or circumstances indicated that the carrying amount of a property would not be recoverable, the Partnership made an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeded the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property.  No adjustments for impairment of value were necessary for the years ending December 31, 2009 and 2008.

Abandoned Units: During 2009, the number of limited partnership units decreased by 14 units due to limited partners abandoning their units. In abandoning his or her units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of the abandonment.

Deferred Costs: Loan costs of approximately $720,000 less accumulated amortization of approximately $353,000 are included in other assets at December 31, 2008 and were being amortized over the terms of the related loan agreements. During the year ended December 31, 2009, loan costs of approximately $114,000 were incurred associated with the addition of a new mortgage at Landmark Apartments and loan costs of approximately $128,000 and amortization of approximately $97,000 were written off in connection with the financing. Amortization expense of approximately $63,000 and $91,000 was included in interest expense for the years ended December 31, 2009 and 2008, respectively. During the year ended December 31, 2009, loan costs of approximately $706,000 and amortization of approximately $318,000 were written off in connection with the sale of both properties.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts were deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses.

Leases: The Partnership generally leased apartment units for twelve-month terms or less.  The Partnership offered rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area.  Rental income attributable to leases, net of any concessions, was recognized on a straight-line basis over the term of the lease.  The Partnership evaluated all accounts receivable from residents and established an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Restricted Escrow: A replacement reserve account was maintained for Landmark Apartments, which was established in connection with the March 11, 2009 refinancing of the mortgage that encumbered the property. In connection with the sale of the property on October 30, 2009, the balance of this account of approximately $659,000 was transferred to the buyer.

Segment Reporting: FASB ASC Topic 280-10, “Segment Reporting”, established standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. FASB ASC Topic 280-10 also established standards for related disclosures about products and services, geographic areas, and major customers.  As defined in FASB ASC Topic 280-10, the Partnership has only one reportable segment.

Advertising: The Partnership expensed the cost of advertising as incurred.  Advertising costs of approximately $70,000 and $74,000 for the years ended December 31, 2009 and 2008, respectively, were charged to operating expense.

Note C – Adjustment to Liquidation Basis of Accounting

At December 31, 2009, in accordance with the liquidation basis of accounting, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount. The net adjustment required to convert to the liquidation basis of accounting was a decrease in net assets of approximately $180,000, which is included in the Statement of Changes in Partners’ (Deficiency) Capital/Net Assets in Liquidation. The net adjustment is summarized as follows:

Decrease in
Net Assets
(in thousands)

Adjustment of other assets and liabilities, net	$ (180)

Note D - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The Partnership adopted the liquidation basis of accounting effective December 31, 2009.

The following is a reconciliation of reported net income (loss) and Federal taxable income (loss) (in thousands, except per unit data):

	2009	2008

Net income (loss) as reported	$28,113	$ (228)
Add (deduct):
Depreciation differences	505	77
Unearned income	(31)	(5)
Loss on sale of discontinued operations	(1,885)	--
Other	35	(173)
Federal taxable income (loss)	$26,737	$ (329)
Federal taxable income (loss) per
limited partnership unit (1)	$258.30	$ (3.85)

(1)   For 2009 and 2008, allocations under Internal Revenue Code Section 704(b) result in the limited partners being allocated a non-pro rata amount of taxable loss.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

	2009	2008
Net assets (liabilities) as reported	$ 257	$(24,891)
Land and buildings	--	2,181
Accumulated depreciation	--	(684)
Syndication and distribution costs	6,148	6,148
Unearned income	1	84
Other	332	(53)
Net assets (liabilities) - Federal tax basis	$ 6,738	$(17,215)

Note E- Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner received 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $283,000 and $315,000 for the years ended December 31, 2009 and 2008, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $203,000 and $301,000 for the years ended December 31, 2009 and 2008, respectively, which is included in general and administrative expenses, investment properties and gain from sale of discontinued operations. The portion of these reimbursements included in gain from sale of discontinued operations and investment properties for the years ended December 31, 2009 and 2008 are construction management services provided by an affiliate of the Managing General Partner of approximately $124,000 and $183,000, respectively.  At December 31, 2008, approximately $93,000 of these reimbursements were unpaid and are included in due to affiliates. There are no such reimbursements outstanding at December 31, 2009.

The Partnership Agreement provides for a fee equal to 10% of "Net cash from operations," as defined in the Partnership Agreement, to be paid to the Managing General Partner for executive and administrative management services. There was no such fee earned by the Managing General Partner for the years ended December 31, 2009 and 2008. At December 31, 2009 and 2008 there were no outstanding fees owed to the Managing General Partner.

Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a distribution equal to 3% of the aggregate disposition price of sold properties.  The Partnership paid a distribution of approximately $86,000 to the Managing General Partner related to the sale of Atlanta Crossing Shopping Center in March 2000.  This amount was subordinate to the limited partners receiving their original capital contributions plus a cumulative preferred return of 6% per annum of their adjusted capital investment, as defined in the Partnership Agreement.  If the limited partners have not received these returns when the Partnership terminates, the Managing General Partner will be required to return this amount to the Partnership.  This distribution was returned by the Managing General Partner to the Partnership during the year ended December 31, 2009 as a result of the limited partners not receiving a return of their original capital contributions plus the cumulative preferred return with the sales of the Partnership’s remaining two investment properties during 2009.

In accordance with the Partnership Agreement, during the year ended December 31, 2009, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced to the Partnership approximately $682,000 to fund operating expenses, property taxes, and a rate lock deposit related to the refinancing at Landmark Apartments. During the year ended December 31, 2008, AIMCO Proprties, L.P., advanced the Partnership approximately $876,000 to fund operating expenses and capital improvements at the Partnership’s investment properties. The advances bore interest at the prime rate plus 2%. Interest expense was approximately $54,000 and $11,000 for the years ended December 31, 2009 and 2008, respectively. At December 31, 2008, there were outstanding advances and associated accrued interest of approximately $887,000, which were included in due to affiliates. During the year ended December 31, 2009, the Partnership repaid the total outstanding balance, including principal and accrued interest of approximately $1,623,000 with proceeds from the sale of Landmark Apartments. There were no such repayments during the year ended December 31, 2008. At December 31, 2009 there are no amounts owed to affiliates.

The Partnership insured its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insured its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2009 and 2008, the Partnership was charged by AIMCO and its affiliates approximately $79,000 and $138,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 71,418 limited partnership units (the “Units”) in the Partnership representing 71.57% of the outstanding Units at December 31, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 71.57% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note F – Casualty Event

In June 2007, Deer Creek Apartments incurred damages of approximately $215,000 from a fire that damaged four apartment units.  During 2007, the Partnership recognized a casualty gain of approximately $164,000 as a result of the receipt of insurance proceeds of approximately $164,000. The Partnership recognized an additional gain of approximately $33,000 during the year ended December 31, 2008 as a result of the receipt of additional insurance proceeds of approximately $33,000.  The damaged assets were fully depreciated.

Note G – Refinancing of Mortgage Notes Payable

On March 11, 2009, the Partnership refinanced the mortgage encumbering Landmark Apartments. The refinancing replaced the existing mortgage of approximately $8,535,000, with a new mortgage in the amount of $8,850,000. The new mortgage required monthly payments of principal and interest beginning on May 1, 2009 until the loan matured April 1, 2016 with a balloon payment due at maturity. The new mortgage bore interest at an adjustable interest rate of the monthly LIBOR Index Rate plus 4.01%, capped at 7.25% per annum. Total capitalized loan costs associated with the new mortgage were approximately $114,000 and were included in other assets. During the year ended December 31, 2009, the Partnership recorded a loss on the early extinguishment of debt of approximately $81,000, as a result of the write off of unamortized loan costs and a prepayment penalty. As a condition of the new mortgage, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain non-recourse obligations and liabilities of the Partnership with respect to the new mortgage.

The mortgage loan for Landmark Apartments was assumed by the buyer in connection with the sale of the property on October 30, 2009, and the unamortized balances of the loan costs were written off in conjunction with the sale (see Note H).

Note H – Disposition of Investment Properties

On October 30, 2009, the Partnership sold Landmark Apartments to a third party for a gross sales price of $11,800,000.  The net proceeds realized by the Partnership were approximately $2,816,000 after payment of closing costs of approximately $203,000 and the assumption of the mortgage encumbering the property of approximately $8,781,000 by the buyer. In addition, the lender held repair escrow of approximately $659,000 was transferred to the buyer in connection with the mortgage assumption. The Partnership used approximately $1,783,000 of the net proceeds to repay amounts due to affiliates of the Managing General Partner. The Partnership recognized a gain of approximately $7,625,000 as a result of the sale during the year ended December 31, 2009.  In addition the Partnership recognized a loss on extinguishment of debt of approximately $106,000 as a result of the write off of unamortized loan costs during the year ended December 31, 2009.

On December 18, 2009, the Partnership sold its last remaining investment property, Deer Creek Apartments, to a third party for a gross sales price of approximately $26,909,000. The net proceeds realized by the Partnership were approximately $3,081,000 after payment of closing costs of approximately $882,000 and the assumption of the mortgages encumbering the property of approximately $22,946,000 by the buyer. The Partnership recognized a gain of approximately $22,140,000 as a result of the sale during the year ended December 31, 2009.  In addition the Partnership recognized a loss on extinguishment of debt of approximately $513,000 as a result of the write off of unamortized loan costs and the payment of a loan assumption fee during the year ended December 31, 2009.

Note I – Distributions

The Partnership distributed the following amounts during the years ended December 31, 2009 and 2008 (in thousands, except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited

	December 31,	Partnership	December 31,	Partnership
	2009	Unit	2008	Unit
Sale(1)	$ 2,871	$ 28.48	$ --	$ --

(1)   Proceeds from the October 2009 sale of Landmark Apartments and the December 2009 sale of Deer Creek Apartments.

For 2009, the distribution payable of approximately $659,000 represents the estimated New Jersey and North Carolina withholding taxes to be paid by the Partnership on behalf of certain limited partners in connection with the sale of Deer Creek Apartments and Landmark Apartments, respectively.

The Partnership’s cash available for distribution will be reviewed on a quarterly basis. Future cash distributions will depend on the amount of cash remaining after fully liquidating the Partnership.

Note J – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the Partnership paid approximately $3,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After those arbitrations have been completed, the parties will revisit settling the on-call claims. The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitrations will take place in April 2010.  The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its former investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property, including lead-based paint. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its former properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its former properties.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the Managing General Partner have implemented policies, procedures, third-party audits and training and the Managing General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold at its former property will not have a material adverse effect on the Partnership’s financial condition.

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2009.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2009, the Partnership’s internal control over financial reporting is effective.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The names and ages of, as well as the positions and officers held by the present directors and officers of Angeles Realty Corporation II (“ARC II” or the “Managing General Partner”), the Managing General Partner of Angeles Income Properties, Ltd. II (the “Partnership” or “Registrant”) as of December 31, 2009, are set forth below. There are no family relationships between or among any officers or directors.

Name	Age	Position

Steven D. Cordes	38	Director and Senior Vice President
John Bezzant	47	Director and Senior Vice President
Timothy J. Beaudin	51	President and Chief Operating Officer
Ernest M. Freedman	39	Executive Vice President and Chief Financial Officer
Lisa R. Cohn	41	Executive Vice President, General Counsel and Secretary
Paul Beldin	36	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	48	Senior Director of Partnership Accounting

Steven D. Cordes was appointed as a Director of the Managing General Partner effective March 2, 2009.  Mr. Cordes has been a Senior Vice President of the Managing General Partner and AIMCO since May 2007.  Mr. Cordes joined AIMCO in 2001 as a Vice President of Capital Markets with responsibility for AIMCO’s joint ventures and equity capital markets activity.  Prior to joining AIMCO, Mr. Cordes was a manager in the financial consulting practice of PricewaterhouseCoopers.  Effective March 2009, Mr. Cordes was appointed to serve as the equivalent of the chief executive officer of the Partnership.  Mr. Cordes brings particular expertise to the Board in the areas of asset management as well as finance and accounting.

John Bezzant was appointed as a Director of the Managing General Partner effective December 16, 2009.  Mr. Bezzant has been a Senior Vice President of the Managing General Partner and AIMCO since joining AIMCO in June 2006.   Prior to joining AIMCO, from 2005 to June 2006, Mr. Bezzant was a First Vice President at Prologis, a Denver, Colorado-based real estate investment trust, and from 1986 to 2005, Mr. Bezzant served as Vice President, Asset Management at Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  Mr. Bezzant brings particular expertise to the Board in the areas of real estate finance, property operations, sales and development.

Timothy J. Beaudin was appointed President and Chief Operating Officer of AIMCO and the Managing General Partner in February 2009.  He joined AIMCO and the Managing General Partner as Executive Vice President and Chief Development Officer in October 2005 and was appointed Executive Vice President and Chief Property Operating Officer of the Managing General Partner and AIMCO in October 2008.  Mr. Beaudin oversees conventional and affordable property operations, transactions, asset management, and redevelopment and construction services for AIMCO and the Managing General Partner.  Prior to joining AIMCO and beginning in 1995, Mr. Beaudin was with Catellus Development Corporation.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

Ernest M. Freedman was appointed Executive Vice President and Chief Financial Officer of the Managing General Partner and AIMCO in November 2009.   Mr. Freedman joined AIMCO in 2007 as Senior Vice President of Financial Planning and Analysis and has served as Senior Vice President of Finance since February 2009, responsible for financial planning, tax, accounting and related areas.  Prior to joining AIMCO, from 2004 to 2007, Mr. Freedman served as chief financial officer of HEI Hotels and Resorts.

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

Paul Beldin joined AIMCO in May 2008 and has served as Senior Vice President and Chief Accounting Officer of AIMCO and the Managing General Partner since that time.  Prior to joining AIMCO, Mr. Beldin served as controller and then as chief financial officer of America First Apartment Investors, Inc., a publicly traded multifamily real estate investment trust, from May 2005 to September 2007 when the company was acquired by Sentinel Real Estate Corporation.  Prior to joining America First Apartment Investors, Inc., Mr. Beldin was a senior manager at Deloitte and Touche LLP, where he was employed from August 1996 to May 2005, including two years as an audit manager in SEC services at Deloitte’s national office.

Stephen B. Waters was appointed Senior Director of Partnership Accounting of AIMCO and the Managing General Partner in June 2009.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as the principal financial officer of the Managing General Partner.  Mr. Waters joined AIMCO as a Director of Real Estate Accounting in September 1999 and was appointed Vice President of the Managing General Partner and AIMCO in April 2004.  Prior to joining AIMCO, Mr. Waters was a senior manager at Ernst & Young LLP.

The Registrant is not aware of the involvement in any legal proceedings with respect to the directors and executive officers listed in this Item 10.

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

Item 11.    Executive Compensation.

No remuneration was paid by the Partnership to any director or officer of the Managing General Partner during the year ended December 31, 2009.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units (the “Units”) of the Registrant as of December 31, 2009.

Entity	Number of Units	Percentage

CooperRiverProperties, LLC
(an affiliate of AIMCO)	5,864	5.88%
AIMCO IPLP, L.P.
(an affiliate of AIMCO)	3,990	4.00%
Broad RiverProperties, LLC
(an affiliate of AIMCO)	8,908	8.92%
AIMCO Properties, L.P.
(an affiliate of AIMCO)	52,656	52.77%

Cooper River Properties, LLC, AIMCO IPLP, L.P., and Broad River Properties, LLC are indirectly ultimately owned by AIMCO.  Their business address is 55 Beattie Place, Greenville, South Carolina 29601.

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

Affiliates of the Managing General Partner received 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $283,000 and $315,000 for the years ended December 31, 2009 and 2008, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $203,000 and $301,000 for the years ended December 31, 2009 and 2008, respectively, which is included in general and administrative expenses, investment properties and gain from sale of discontinued operations. The portion of these reimbursements included in gain from sale of discontinued operations and investment properties for the years ended December 31, 2009 and 2008 are construction management services provided by an affiliate of the Managing General Partner of approximately $124,000 and $183,000, respectively.  At December 31, 2008, approximately $93,000 of these reimbursements were unpaid and are included in due to affiliates. There are no such reimbursements outstanding at December 31, 2009.

The Partnership Agreement provides for a fee equal to 10% of "Net cash from operations," as defined in the Partnership Agreement, to be paid to the Managing General Partner for executive and administrative management services. There was no such fee earned by the Managing General Partner for the years ended December 31, 2009 and 2008. At December 31, 2009 and 2008 there were no outstanding fees owed to the Managing General Partner.

Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a distribution equal to 3% of the aggregate disposition price of sold properties.  The Partnership paid a distribution of approximately $86,000 to the Managing General Partner related to the sale of Atlanta Crossing Shopping Center in March 2000.  This amount was subordinate to the limited partners receiving their original capital contributions plus a cumulative preferred return of 6% per annum of their adjusted capital investment, as defined in the Partnership Agreement.  If the limited partners have not received these returns when the Partnership terminates, the Managing General Partner will be required to return this amount to the Partnership.  This distribution was returned by the Managing General Partner to the Partnership during the year ended December 31, 2009 as a result of the limited partners not receiving a return of their original capital contributions plus the cumulative preferred return with the sales of the Partnership’s remaining two investment properties during 2009.

In accordance with the Partnership Agreement, during the year ended December 31, 2009, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced to the Partnership approximately $682,000 to fund operating expenses, property taxes, and a rate lock deposit related to the refinancing at Landmark Apartments. During the year ended December 31, 2008, AIMCO Proprties, L.P., advanced the Partnership approximately $876,000 to fund operating expenses and capital improvements at the Partnership’s investment properties. The advances bore interest at the prime rate plus 2%. Interest expense was approximately $54,000 and $11,000 for the years ended December 31, 2009 and 2008, respectively. At December 31, 2008, there were outstanding advances and associated accrued interest of approximately $887,000, which were included in due to affiliates. During the year ended December 31, 2009, the Partnership repaid the total outstanding balance, including principal and accrued interest of approximately $1,623,000 with proceeds from the sale of Landmark Apartments. There were no such repayments during the year ended December 31, 2008. At December 31, 2009 there are no amounts owed to affiliates.

The Partnership insured its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insured its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2009 and 2008, the Partnership was charged by AIMCO and its affiliates approximately $79,000 and $138,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 71,418 limited partnership units (the “Units”) in the Partnership representing 71.57% of the outstanding Units at December 31, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 71.57% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Neither of the Managing General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 14.    Principal Accounting Fees and Services.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2010. The aggregate fees billed for services rendered by Ernst & Young LLP during the years ended December 31, 2009 and 2008 are described below.

Audit Fees. Fees for audit services totaled approximately $46,000 and $47,000 for 2009 and 2008, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees. Fees for tax services totaled approximately $19,000 and $10,000 for 2009 and 2008, respectively.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)            The following financial statements of the Partnership are included in Item 8:

Statement of Net Assets in Liquidation – December 31, 2009.

Balance Sheet – December 31, 2008.

Statements of Discontinued Operations – Years ended December 31, 2009 and 2008.

Statements of Changes in Partners’ (Deficiency) Capital/Net Assets in Liquidation – Years ended December 31, 2009 and 2008.

Statements of Cash Flows – Years ended December 31, 2009 and 2008.

Notes to Financial Statements.

(b)   See Exhibit Index.

The agreements included as exhibits to this Form 10-K contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Partnership acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-K not misleading. Additional information about the Partnership may be found elsewhere in this Form 10-K and the Partnership’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANGELES INCOME PROPERTIES, LTD. II

By: Angeles Realty Corporation II
Managing General Partner

By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

Date: March 30, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/John Bezzant	Director and Senior	Date: March 30, 2010
John Bezzant	Vice President

/s/Steven D. Cordes	Director and Senior	Date: March 30, 2010
Steven D. Cordes	Vice President

/s/Stephen B. Waters	Senior Director of Partnership	Date: March 30, 2010
Stephen B. Waters	Accounting

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

10.50                               Fourth Amendment to Purchase and Sale Contract between Angeles Income Properties, Ltd. II, a Californialimited partnership, and Deer Creek Apartments, LLC, a New Jersey limited liability company, dated December 9, 2009, incorporated by reference to the Current Report on Form 8–K dated December 9, 2009.

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