Form 10-Q
period 2010-03-31
ANGELES INCOME PROPERTIES LTD II
filed 2010-05-14
CIK 711642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

ANGELES INCOME PROPERTIES, LTD. II

STATEMENTS OF NET ASSETS IN LIQUIDATION

 (in thousands)

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 673	$ 1,285
Receivables and deposits	10	58
	683	1,343

Liabilities
Accounts payable	8	176
Other liabilities	3	21
Distribution payable (Note F)	226	659
Taxes payable (Note G)	102	152
Estimated costs to liquidate	53	78
	392	1,086

Net assets in liquidation	$ 291	$ 257

Note: The statement of net assets in liquidation at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

ANGELES INCOME PROPERTIES, LTD. II

STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

(Unaudited)

(in thousands)

For the Three Months Ended March 31, 2010

Net assets in liquidation at January 1, 2010	$ 257

Write off of uncollectible receivables	(35)

Reduction to estimated settlement amounts of liabilities	69

Net assets in liquidation at March 31, 2010	$ 291

See Accompanying Notes to Financial Statements

ANGELES INCOME PROPERTIES, LTD. II

STATEMENT OF DISCONTINUED OPERATIONS

(Unaudited)

(in thousands, except per unit data)

Three Months Ended March 31, 2009

Loss from continuing operations	$ --
Loss from discontinued operations:
Revenues:
Rental income	1,437
Other income	131
Total revenues	1,568

Expenses:
Operating	613
General and administrative	63
Depreciation	317
Interest	539
Property taxes	133
Loss on early extinguishment of debt (Note D)	81
Total expenses	1,746

Net loss	$ (178)

Net loss allocated to general partners (1%)	$ (2)

Net loss allocated to limited partners (99%)	(176)

$ (178)

Net loss per limited partnership unit	$ (1.76)

See Accompanying Notes to Financial Statements

ANGELES INCOME PROPERTIES, LTD. II

STATEMENT OF CASH FLOWS

(Unaudited)

(in thousands)

Three Months Ended March 31, 2009

Cash flows from operating activities:
Net loss	$ (178)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	317
Amortization of loan costs	24
Loss on early extinguishment of debt	81
Change in accounts:
Receivables and deposits	(16)
Other assets	(79)
Accounts payable	25
Tenant security deposit liabilities	(9)
Accrued property taxes	37
Other liabilities	(116)
Due to affiliates	35
Net cash provided by operating activities	121

Cash flows from investing activities:
Property improvements and replacements	(333)
Net deposits to restricted escrows	(181)
Net cash used in investing activities	(514)

Cash flows from financing activities:
Payments on mortgage notes payable	(74)
Repayment of mortgage note payable	(8,535)
Proceeds from mortgage note payable	8,850
Prepayment penalty paid	(50)
Advances from affiliates	317
Loan costs paid	(100)
Net cash provided by financing activities	408

Net increase in cash and cash equivalents	15
Cash and cash equivalents at beginning of period	84
Cash and cash equivalents at end of period	$ 99

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 546
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in accounts
payable	$ 34

At December 31, 2008, approximately $136,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the three months ended March 31, 2009.

See Accompanying Notes to Financial Statements

ANGELES INCOME PROPERTIES, LTD. II

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

As of December 31, 2009, Angeles Income Properties, Ltd. II (the “Partnership” or “Registrant”) adopted the liquidation basis of accounting due to the sale of both of its remaining investment properties (as discussed in “Note E – Disposition of Investment Properties”).

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

Angeles Realty Corporation II (“ARC II” or the “Managing General Partner”) estimates that the liquidation process will be completed by September 30, 2010.  Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner’s best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

The accompanying unaudited financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

The accompanying statement of discontinued operations for the three months ended March 31, 2009 reflects the operations of Landmark Apartments and Deer Creek Apartments as loss from discontinued operations as a result of the sale of the respective properties to third parties on October 30, 2009 and December 18, 2009, respectively.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

Certain reclassifications have been made to the 2009 balances to conform to the 2010 presentation.

Note B – Adjustment to Liquidation Basis of Accounting

At December 31, 2009, in accordance with the liquidation basis of accounting, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount. The net adjustment of other assets and liabilities required to convert to the liquidation basis of accounting was a decrease in net assets of approximately $180,000.

Note C – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner received 5% of gross receipts from both of the Partnership’s former properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $78,000 for the three months ended March 31, 2009, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $56,000 for the three months ended March 31, 2009, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the three months ended March 31, 2009 are construction management services provided by an affiliate of the Managing General Partner of approximately $34,000.

The Partnership Agreement provides for a fee equal to 10% of "Net cash from operations," as defined in the Partnership Agreement, to be paid to the Managing General Partner for executive and administrative management services.  There was no such fee earned by the Managing General Partner for the three months ended March 31, 2010 and 2009.

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

In accordance with the Partnership Agreement, during the three months ended March 31, 2009, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced to the Partnership approximately $317,000 to fund operating expenses, property taxes, and a rate lock deposit related to the refinancing at Landmark Apartments. The advances bore interest at the prime rate plus 2% and interest expense was approximately $14,000 for the three months ended March 31, 2009. The Partnership repaid the total outstanding balance due to affiliates with proceeds from the sale of Landmark Apartments during 2009 (see Note E).

The Partnership insured its former properties up to certain limits through coverage provided by AIMCO which was generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insured its former properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the year ended December 31, 2009, the Partnership was charged by AIMCO and its affiliates approximately $79,000 for insurance coverage and fees associated with policy claims administration.

Note D – Refinancing of Mortgage Notes Payable

On March 11, 2009, the Partnership refinanced the mortgage encumbering Landmark Apartments. The refinancing replaced the existing mortgage of approximately $8,535,000, with a new mortgage in the amount of $8,850,000. The new mortgage required monthly payments of principal and interest beginning on May 1, 2009 until the loan matured April 1, 2016 with a balloon payment due at maturity. The new mortgage bore interest at an adjustable interest rate of the monthly LIBOR Index Rate plus 4.01%, capped at 7.25% per annum. Total capitalized loan costs associated with the new mortgage were approximately $114,000 of which approximately $100,000 was incurred during the three months ended March 31, 2009 and were included in other assets. During the three months ended March 31, 2009, the Partnership recorded a loss on the early extinguishment of debt of approximately $81,000, as a result of the write off of unamortized loan costs and a prepayment penalty.

The mortgage loan for Landmark Apartments was assumed by the buyer in connection with the sale of the property on October 30, 2009, and the unamortized balances of the loan costs were written off in conjunction with the sale (see Note E).

Note E – Disposition of Investment Properties

On October 30, 2009, the Partnership sold Landmark Apartments to a third party for a gross sales price of $11,800,000.  The net proceeds realized by the Partnership were approximately $2,816,000 after payment of closing costs of approximately $203,000 and the assumption of the mortgage encumbering the property of approximately $8,781,000 by the buyer. In addition, the lender held repair escrow of approximately $659,000 was transferred to the buyer in connection with the mortgage assumption. The Partnership used approximately $1,783,000 of the net proceeds to repay amounts due to affiliates of the Managing General Partner. The Partnership recognized a gain of approximately $7,625,000 as a result of the sale. In addition the Partnership recognized a loss on extinguishment of debt of approximately $106,000 as a result of the write off of unamortized loan costs.

On December 18, 2009, the Partnership sold its last remaining investment property, Deer Creek Apartments, to a third party for a gross sales price of approximately $26,909,000. The net proceeds realized by the Partnership were approximately $3,081,000 after payment of closing costs of approximately $882,000 and the assumption of the mortgages encumbering the property of approximately $22,946,000 by the buyer. The Partnership recognized a gain of approximately $22,140,000 as a result of the sale.  In addition, the Partnership recognized a loss on extinguishment of debt of approximately $513,000 as a result of the write off of unamortized loan costs and the payment of a loan assumption fee.

Note F – Distributions

The Partnership made no distributions during the three months ended March 31, 2010 and 2009. The distribution payable at March 31, 2010 and December 31, 2009 represents the estimated New Jersey and North Carolina withholding taxes to be paid by the Partnership on behalf of certain limited partners in connection with the sale of Deer Creek Apartments and Landmark Apartments, respectively. During the three months ended March 31, 2010 the Partnership paid approximately $433,000 of such nonresident withholding taxes. The remaining distribution payable of approximately $226,000 at March 31, 2010 will be paid with a future distribution.

Note G – Taxes Payable

The Partnership is subject to a New Jersey tax based upon a per partner fee multiplied by an applicable apportionment percentage. At December 31, 2009 the Partnership recorded an estimate of approximately $102,000 for the estimated New Jersey tax for 2010. This estimate was based on the actual New Jersey taxes owed for the year ended December 31, 2009 of $102,000. At December 31, 2009 the Partnership had accrued approximately $50,000 for the remaining balance it owed for its 2009 tax liability and approximately $102,000 for its estimated 2010 tax liability. During the three months ended March 31, 2010 the Partnership paid its remaining 2009 tax liability of approximately $50,000.

Note H – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the Partnership paid approximately $3,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After those arbitrations have been completed, the parties will revisit settling the on-call claims. The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitration hearings took place in April 2010 and the Defendants are awaiting the results. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its former investment properties that are not of a routine nature arising in the ordinary course of business.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the Partnership’s future financial performance and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: national and local economic conditions; the general level of interest rates; the terms of governmental regulations that affect the Partnership and interpretations of those regulations; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties previously owned by the Partnership. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

Results of Operations

As of December 31, 2009, the Partnership adopted the liquidation basis of accounting due to the sale of both its remaining investment properties, Landmark Apartments during October 2009 and Deer Creek Apartments during December 2009.

On October 30, 2009, the Partnership sold Landmark Apartments to a third party for a gross sales price of $11,800,000.  The net proceeds realized by the Partnership were approximately $2,816,000 after payment of closing costs of approximately $203,000 and the assumption of the mortgage encumbering the property of approximately $8,781,000 by the buyer. In addition, the lender held repair escrow of approximately $659,000 was transferred to the buyer in connection with the mortgage assumption. The Partnership used approximately $1,783,000 of the net proceeds to repay amounts due to affiliates of the Managing General Partner. The Partnership recognized a gain of approximately $7,625,000 as a result of the sale.  In addition the Partnership recognized a loss on extinguishment of debt of approximately $106,000 as a result of the write off of unamortized loan costs.

On December 18, 2009, the Partnership sold its last remaining investment property, Deer Creek Apartments, to a third party for a gross sales price of approximately $26,909,000. The net proceeds realized by the Partnership were approximately $3,081,000 after payment of closing costs of approximately $882,000 and the assumption of the mortgages encumbering the property of approximately $22,946,000 by the buyer. The Partnership recognized a gain of approximately $22,140,000 as a result of the sale. In addition, the Partnership recognized a loss on extinguishment of debt of approximately $513,000 as a result of the write off of unamortized loan costs and the payment of a loan assumption fee.

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

During the three months ended March 31, 2010, net assets in liquidation increased by approximately $34,000. The increase in net assets in liquidation is primarily due to an adjustment to the sale accruals due to a change in the estimate of the remaining costs at the properties, partially offset by the write off of uncollectible receivables.

The statement of net assets in liquidation as of March 31, 2010 includes approximately $53,000 of costs that the Managing General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed by September 30, 2010. Because the settlement of liabilities is based on the Managing General Partner’s best estimates, the liquidation period may be shorter or extended beyond the projected liquidation period.

The Partnership made no distributions during the three months ended March 31, 2010 and 2009. The distribution payable at March 31, 2010 and December 31, 2009 represents the estimated New Jersey and North Carolina withholding taxes to be paid by the Partnership on behalf of certain limited partners in connection with the sale of Deer Creek Apartments and Landmark Apartments, respectively. During the three months ended March 31, 2010 the Partnership paid approximately $433,000 of such nonresident withholding taxes. The remaining distribution payable of approximately $226,000 at March 31, 2010 will be paid with a future distribution.

The Partnership’s cash available for distribution will be reviewed on a quarterly basis. Future cash distributions will depend on the amount of cash remaining after fully liquidating the Partnership.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 71,418 limited partnership units (the "Units") in the Partnership representing 71.57% of the outstanding Units at March 31, 2010.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner.  As a result of its ownership of 71.57% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership.  Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder.  As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions.  The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment properties were recorded at cost, less accumulated depreciation, unless the carrying amount of the asset was not recoverable.  If events or circumstances indicated that the carrying amount of a property would not be recoverable, the Partnership made an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeded the estimated aggregate undiscounted future cash flows, the Partnership recognized an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the Partnership paid approximately $3,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After those arbitrations have been completed, the parties will revisit settling the on-call claims. The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitration hearings took place in April 2010 and the Defendants are awaiting the results. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

ANGELES INCOME PROPERTIES, LTD. II

By: Angeles Realty Corporation II
Managing General Partner

Date: May 14, 2010	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 14, 2010	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

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

10.50                               Fourth Amendment to Purchase and Sale Contract between Angeles Income Properties, Ltd. II, a California limited partnership, and Deer Creek Apartments, LLC, a New Jersey limited liability company, dated December 9, 2009, incorporated by reference to the Current Report on Form 8–K dated December 9, 2009.

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