Form 10-Q
period 2010-06-30
ANGELES INCOME PROPERTIES LTD II
filed 2010-08-11
CIK 711642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

ANGELES INCOME PROPERTIES, LTD. II

STATEMENTS OF NET ASSETS IN LIQUIDATION

 (in thousands)

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 389	$ 1,285
Receivables and deposits	12	58
	401	1,343

Liabilities
Accounts payable	--	176
Other liabilities	3	21
Distribution payable (Note F)	--	659
Taxes payable (Note G)	54	152
Estimated costs to liquidate	35	78
	92	1,086

Net assets in liquidation	$ 309	$ 257

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

See Accompanying Notes to Financial Statements

ANGELES INCOME PROPERTIES, LTD. II

STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

(Unaudited)

(in thousands)

For the Six Months Ended June 30, 2010

Net assets in liquidation at January 1, 2010	$ 257

Write off of uncollectible receivables	(35)

Reduction of liabilities to estimated settlement amounts	87

Net assets in liquidation at June 30, 2010	$ 309

See Accompanying Notes to Financial Statements

ANGELES INCOME PROPERTIES, LTD. II

STATEMENTS OF DISCONTINUED OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months	Six Months
	Ended	Ended
	June 30, 2009
Loss from continuing operations	$ --	$ --
Loss from discontinued operations:
Revenues:
Rental income	1,355	2,792
Other income	134	265
Total revenues	1,489	3,057

Expenses:
Operating	626	1,239
General and administrative	62	125
Depreciation	320	637
Interest	516	1,055
Property taxes	134	267
Loss on early extinguishment of debt (Note D)	--	81
Total expenses	1,658	3,404

Net loss	$ (169)	$ (347)

Net loss allocated to general partners (1%)	$ (2)	(3)
Net loss allocated to limited partners (99%)	(167)	(344)
	$ (169)	$ (347)

Net loss per limited partnership unit	$ (1.67)	$ (3.45)

See Accompanying Notes to Financial Statements

ANGELES INCOME PROPERTIES, LTD. II

STATEMENT OF CASH FLOWS

(Unaudited)

(in thousands)

Six Months Ended June 30, 2009

Cash flows from operating activities:
Net loss	$ (347)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	637
Bad debt expense	77
Amortization of loan costs	36
Loss on early extinguishment of debt	81
Change in accounts:
Receivables and deposits	(65)
Other assets	(54)
Accounts payable	94
Tenant security deposit liabilities	(21)
Accrued property taxes	73
Due to affiliates	65
Other liabilities	(89)
Net cash provided by operating activities	487
Cash flows from investing activities:
Property improvements and replacements	(488)
Net deposits to restricted escrows	(207)
Net cash used in investing activities	(695)
Cash flows from financing activities:
Payments on mortgage notes payable	(178)
Repayment of mortgage note payable	(8,535)
Proceeds from mortgage note payable	8,850
Prepayment penalty paid	(50)
Advances from affiliates	338
Loan costs paid	(100)
Net cash provided by financing activities	325

Net increase in cash and cash equivalents	117
Cash and cash equivalents at beginning of period	84
Cash and cash equivalents at end of period	$ 201

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,039
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 136

At December 31, 2008, approximately $136,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the six months ended June 30, 2009.

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

The accompanying statements of discontinued operations for the three and six months ended June 30, 2009 reflect the operations of Landmark Apartments and Deer Creek Apartments as loss from discontinued operations as a result of the sale of the respective properties to third parties on October 30, 2009 and December 18, 2009, respectively.

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

Affiliates of the Managing General Partner received 5% of gross receipts from both of the Partnership’s former properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $152,000 for the six months ended June 30, 2009, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $82,000 for the six months ended June 30, 2009, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the six months ended June 30, 2009 are construction management services provided by an affiliate of the Managing General Partner of approximately $46,000.

The Partnership Agreement provides for a fee equal to 10% of "Net cash from operations," as defined in the Partnership Agreement, to be paid to the Managing General Partner for executive and administrative management services.  There was no such fee earned by the Managing General Partner for the six months ended June 30, 2010 and 2009.

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

In accordance with the Partnership Agreement, during the six months ended June 30, 2009, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced to the Partnership approximately $338,000 to fund operating expenses, property taxes, and a rate lock deposit related to the refinancing at Landmark Apartments. The advances bore interest at the prime rate plus 2% and interest expense was approximately $30,000 for the six months ended June 30, 2009. The Partnership repaid the total outstanding balance due to affiliates with proceeds from the sale of Landmark Apartments during 2009 (see Note E).

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

Note D – Refinancing of Mortgage Notes Payable

On March 11, 2009, the Partnership refinanced the mortgage encumbering Landmark Apartments. The refinancing replaced the existing mortgage of approximately $8,535,000, with a new mortgage in the amount of $8,850,000. The new mortgage required monthly payments of principal and interest beginning on May 1, 2009 until the loan matured April 1, 2016 with a balloon payment due at maturity. The new mortgage bore interest at an adjustable interest rate of the monthly LIBOR Index Rate plus 4.01%, capped at 7.25% per annum. Total capitalized loan costs associated with the new mortgage were approximately $114,000 of which approximately $100,000 was incurred during the six months ended June 30, 2009 and were included in other assets. During the six months ended June 30, 2009, the Partnership recorded a loss on the early extinguishment of debt of approximately $81,000, as a result of the write off of unamortized loan costs and a prepayment penalty.

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

Note F – Distributions

The Partnership did not declare any distributions during the six months ended June 30, 2010 and 2009. The distribution payable at December 31, 2009 represents the estimated New Jersey and North Carolina withholding taxes to be paid by the Partnership on behalf of certain limited partners in connection with the sale of Deer Creek Apartments and Landmark Apartments, respectively. During the six months ended June 30, 2010 the Partnership paid approximately $433,000 of such nonresident withholding taxes and distributed the remaining balance to the applicable limited partners.

Note G – Taxes Payable

The Partnership is subject to a New Jersey tax based upon a per partner fee multiplied by an applicable apportionment percentage. At December 31, 2009 the Partnership recorded an estimate of approximately $102,000 for the estimated New Jersey tax for 2010. This estimate was based on the estimated New Jersey taxes owed for the year ended December 31, 2009 of $102,000. At December 31, 2009 the Partnership had accrued approximately $50,000 for the remaining balance it owed for its 2009 tax liability and approximately $102,000 for its estimated 2010 tax liability. Upon completion of the 2009 New Jersey tax return, the actual 2009 New Jersey tax owed was approximately $108,000. During the six months ended June 30, 2010 the Partnership paid its remaining 2009 tax liability of approximately $58,000 and also paid approximately $54,000 as a partial payment of its 2010 New Jersey estimated tax of approximately $108,000.

Note H – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the Partnership paid approximately $3,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated.  The parties arbitrated four “on-call” claims and obtained defense verdicts on all four.  Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees.  Such mediation has not yet been scheduled. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

During the six months ended June 30, 2010, net assets in liquidation increased by approximately $52,000. The increase in net assets in liquidation is primarily due to a reduction of the estimated property costs to be incurred after their respective sales, partially offset by the write off of uncollectible receivables.

The statement of net assets in liquidation as of June 30, 2010 includes approximately $35,000 of costs that the Managing General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed by September 30, 2010. Because the settlement of liabilities is based on the Managing General Partner’s best estimates, the liquidation period may be shorter or extended beyond the projected liquidation period.

The Partnership did not declare any distributions during the six months ended June 30, 2010 and 2009. The distribution payable at December 31, 2009 represents the estimated New Jersey and North Carolina withholding taxes to be paid by the Partnership on behalf of certain limited partners in connection with the sale of Deer Creek Apartments and Landmark Apartments, respectively. During the six months ended June 30, 2010 the Partnership paid approximately $433,000 of such nonresident withholding taxes and distributed the remaining balance to the applicable limited partners.

The Partnership’s cash available for distribution will be reviewed on a quarterly basis. Future cash distributions will depend on the amount of cash remaining after fully liquidating the Partnership.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 71,418 limited partnership units (the "Units") in the Partnership representing 71.57% of the outstanding Units at June 30, 2010.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner.  As a result of its ownership of 71.57% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership.  Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder.  As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the Partnership paid approximately $3,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated.  The parties arbitrated four “on-call” claims and obtained defense verdicts on all four.  Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees.  Such mediation has not yet been scheduled. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

ANGELES INCOME PROPERTIES, LTD. II

By: Angeles Realty Corporation II
Managing General Partner

Date: August 11, 2010	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: August 11, 2010	By: /s/Stephen B. Waters
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